Form 10-K405
period 1997-12-31
CORNUCOPIA RESOURCES LTD
filed 1998-04-15
CIK 832342

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K

              THIS DOCUMENT IS A COPY OF THE FORM 10K FILED ON
                 MARCH 31, 1998 PURSUANT TO A RULE 202(d)
                      CONTINUING HARDSHIP EXEMPTION

(Mark One)
/X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  ____________ to ____________ .

                       COMMISSION FILE NUMBER 0-16778

                         CORNUCOPIA RESOURCES LTD.
         (Exact name of registrant as specified in its charter)

BRITISH COLUMBIA, CANADA                                     N/A
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

#540 - 355 BURRARD STREET
VANCOUVER, BRITISH COLUMBIA                                V6C 2G8
(Address of principal executive offices)                  (Zip Code)

                REGISTRANT'S TELEPHONE NUMBER:  (604) 687-0619

     Securities registered pursuant to Section 12(b) of the Act:    NONE

     Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS

                       Common Shares, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO
                                                    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing sale price of the registrant's common shares on The Nasdaq Stock Market of $0.15625) as at March 26, 1998, was approximately $6,041,178.

As of March 26, 1998, there were 38,663,540 common shares issued and outstanding.

Documents incorporated by reference:    NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 Page 1 of 86
                          Exhibit Index is on Page 71

                             CORNUCOPIA RESOURCES LTD.

TABLE OF CONTENTS



PART I  GENERAL                                                                3

ITEM 1  BUSINESS
        -  Business of the Company                                             3
        -  Business Development                                              3-4
        -  Significant Transactions of the Company
           (1) Mineral Ridge Mine                                            4-6
           (2) Ivanhoe Property and Ivanhoe Venture Agreement                6-7
           (3) Carlin Resources Corp.                                          7
           (4) First Dynasty Mines Ltd. Agreement Regarding New
               Millennium Mining Ltd.                                          7
        -  Industry Overview and Factors Relating to the
           Company's Properties                                             7-13
        -  Glossary of Mining Terms and Definitions                        13-14

ITEM 2  DESCRIPTION OF PROPERTIES

        -  Mineral Ridge Mine                                              15-19
        -  Ivanhoe Property                                                19-23
        -  Other Property Interests                                           24
           -  Yakobi Island Property                                          24
           -  South Monitor Property                                          24
           -  Red Mountain Property                                           24

ITEM 3  LEGAL PROCEEDINGS                                                     25

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   25

PART II

ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           26-31

ITEM 6  SELECTED FINANCIAL DATA                                               32

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATION                                               33-38

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        38-54

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE                                              38

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 55-57

ITEM 11 EXECUTIVE COMPENSATION                                             58-63

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT        63

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                        64

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K   65-67

SIGNATURES                                                                 68-69

CORNUCOPIA RESOURCES LTD.
PART I
-------------------------------------------------------------------------------
GENERAL

Unless the context otherwise requires, the "Registrant" means Cornucopia Resources Ltd. and the "Company" means the Registrant and its subsidiaries. The Company's principal office is located at 540 - 355 Burrard Street, Vancouver, British Columbia, V6C 2G8, telephone (604) 687-0619, facsimile
(604) 681-4170, or web site www.cornucopia-resources.com.

All references to number of common shares and per share amounts in this Form 10-K reflect the subdivision of the Registrant's common shares ("Common Shares") on a two-for-one basis on July 7, 1987.

The information set forth in this form is as of March 26, 1998, except where an earlier or later date is indicated, and all information included in this document should only be considered correct as of such date, except as otherwise expressly stated.

Financial information is presented in accordance with Canadian Generally Accepted Accounting Principles ("GAAP"). Differences between United States GAAP and Canadian GAAP are explained in Note 8 of the Consolidated Financial Statements of the Company dated December 31, 1997, and Item 8 of this
Form 10-K.

The Company uses the United States ("US dollar") dollar as its reporting currency. As such, all references in this document to "dollars" or "$" are to United States dollars, unless otherwise indicated.

ITEM 1:   BUSINESS

BUSINESS OF THE COMPANY

The Company is engaged in the acquisition, exploration, development and mining of precious mineral resource properties. Interests in these properties are currently held directly, through leases and options and through working interests.

The Company currently owns a 100% interest (subject to certain royalty interests) in property (the "Mineral Ridge Mine") located near the town of Silver Peak in Esmeralda County, Nevada, a 25% interest in property (the "Ivanhoe Property") near Battle Mountain in Elko County, Nevada, and a 100% interest in certain mineral claims located in southeast Alaska ("Yakobi Island Property"). The Company also has direct or indirect interests in various other mineral properties. See Item 2: "Description of Property" for a summary of past and current activities on the Company's properties.

BUSINESS DEVELOPMENT

Cornucopia Resources Ltd. (the "Registrant") was organized on November 14, 1985, under the laws of the Province of British Columbia, Canada by the statutory amalgamation of Cyrano Resources Inc. and Cornucopia Resources Ltd., two British Columbia companies which were incorporated in 1980 and 1982, respectively. Subsequent to the amalgamation, the Registrant assumed Cyrano Resources Inc.'s listing on the Vancouver Stock Exchange. On January 29, 1988, Common Shares were listed on the Toronto Stock Exchange (symbol: CNP). The Common Shares were also quoted in the United States on The Nasdaq Stock Market, National Market System until January 17, 1992, and are currently quoted on The Nasdaq SmallCap Market. At the Registrant's request, its Common Shares were delisted from trading on the Vancouver Stock Exchange on February 4, 1993.

The Registrant conducts its business affairs in the United States through its wholly-owned subsidiary, Cornucopia Resources Inc., a Nevada corporation, and through the latter company's wholly-owned subsidiaries: Touchstone Resources Company ("Touchstone"), a Nevada corporation; Red Mountain Resources, Inc. ("Red Mountain"), a Colorado corporation; and Mineral Ridge Resources Inc. ("Mineral Ridge"), a Nevada corporation. Mineral Ridge was incorporated on July 23, 1993, to act as a holding company for the Registrant's newly acquired property, the Mineral Ridge Mine. See Item 2: "Mineral Ridge Mine".

On December 3, 1992, the Registrant incorporated another wholly-owned subsidiary, Cornucopia Resources Ghana Limited ("Cornucopia Ghana"), a company incorporated under the laws of the Republic of Ghana, to act as a holding company for its investments and operations in the Republic of Ghana.

In October, 1994, the Registrant entered into agreements whereby it transferred to Carlin Resources Corp. ("Carlin Resources"), a Vancouver Stock Exchange listed company, all of the Registrant's interest in Cornucopia Ghana, in consideration of a total of 1,635,639 common shares of Carlin Resources. The Registrant currently holds approximately 14.6% of the outstanding shares of Carlin Resources. See Item 1: "Significant Transactions of the Company"; (3) "Carlin Resources Corp.").

The Registrant may incorporate additional subsidiary companies, if considered advisable, to hold interests in other mineral properties it may acquire.

The following chart sets forth the organization of Cornucopia Resources Ltd. and its direct and indirect subsidiaries as of December 31, 1997, and their jurisdictions of incorporation, as well as relevant stock exchange listings.

                                   [GRAPHIC]

                         (1)
CORNUCOPIA RESOURCES LTD.
      TSE/NASDAQ
  (British Columbia)


          100%
CORNUCOPIA RESOURCES INC.
       (Nevada)


          100%
TOUCHSTONE RESOURCES COMPANY
        (Nevada)

          100%
RED MOUNTAIN RESOURCES, INC.
       (Colorado)

          100%
MINERAL RIDGE RESOURCES INC.
       (Nevada)


     (1) The Company also has a 14.6% interest in Carlin Resources Corp., a Vancouver Stock Exchange listed company. See Item 1: "Carlin Resource Corp."

SIGNIFICANT TRANSACTIONS OF THE COMPANY

(1)  MINERAL RIDGE MINE

Mechanical completion of the project was achieved on May 29, 1997, and the first gold was poured on June 20, 1997. Production was two months later than expected due to weather related delays in completing the leach pad (see Item 2:
"Properties, Mineral Ridge"). Additions to resource assets at the Mineral Ridge Mine site during the year ended December 31, 1997, totaled $13,818,341 which was due primarily to: $17,087,066 in deferred construction costs, $2,662,300 in ore stockpiled and $1,278,068 in debt financing costs offset by pre-commercial net smelter revenue of $7,612,719 (including the gain from closing forward gold sales contracts) and the write down of $16,000,000 in project costs. As commercial production has not been achieved, net smelter revenue continues to be recorded as an offset to capital expenditures and operating costs continue to be recorded as capital expenditures.

The Mineral Ridge Mine was previously expected to reach commercial production by October 1, 1997. However due to slower than anticipated leaching and a depressed gold price, a temporary suspension of mining and crushing operations was implemented. Testing and analysis of the leaching problem has determined that the primary cause is an inadequate supply of water from the existing well. Subject to financing, measures will be taken in 1998 to supplement the supply of water from an alternative water source. The suspension of mining is expected to last until mid-1998 during which time leach operations will continue and gold continue to be recovered and sold. Once the problems with the leach pad are resolved, production should progress to an estimated average annual rate of 50,000 ounces of gold.

For the mine to reach commercial production consistent production over a sustained period must be achieved. As at December 31, 1997, the Company has recorded a write down of $16,000,000 against the Mineral Ridge Mine.

MINE DEBT FINANCING FACILITY

On January 17, 1997, the Company entered into a loan agreement with a financial institution for senior secured loan facilities of $13.0 million for construction and development purposes and working capital; and a $2.0 million contingency facility to be available to fund cost overruns and the initial debt service reserve.

Outstanding principle bears interest at 2.5% (on pre-completion amounts) and 2.0% (on post completion amounts) above (i) LIBOR for US dollar drawings and
(ii) LIBOR minus GOFO for gold drawings. Repayments were scheduled to commence September 30, 1997 (see below), in quarterly installments, to maturity on December 31, 2001.

The bank was given warrants to purchase 1,500,000 Common Shares as part of the consideration for providing the loan and warrants to purchase 250,000 shares in consideration for establishing a letter of credit in the amount of $1.1 million to facilitate construction of power lines and ancillary electrical distribution equipment at the mine site. The warrants are exercisable at C $1.35 per share at any time until December 31, 2000.

The Mine Debt Financing Facility contemplates that the Company's share holdings in Carlin Resources would be pledged as security for the Company's indebtedness but could thereafter be disposed of in accordance with the terms of such pledge, see Item 8(v), note 3 - "Investment". The facility also provides that the Company's interest in the Ivanhoe property be pledged as security, see
Item 2:  "Ivanhoe Property".

The Mineral Ridge Mine is required to meet certain financial covenants pursuant to the loan agreement. As of December 31, 1997, the Mineral Ridge Mine was not in compliance with certain of the covenants. Principal payments of $1,500,000 due September 30, 1997 and December 31, 1997, have not yet been made. In addition to the $4,436,599 in scheduled loan payments and interest, the Company has classified the remaining $8,750,000 of the borrowings to current liabilities as a result of the breaches of covenant.

Management are in discussions with the lender to renegotiate the covenants in the loan agreement which, if completed as anticipated, will result in the existing violations being waived. Discussions to date have resulted in the bank deferring the principal payment of $1,500,000 which was originally scheduled on September 30, 1997, deferring the principal payment which was due on December 31, 1997, deferring the quarterly interest payment which was due January 31, 1998, removing the restrictions on the use of $910,192 held in a reserve account pursuant to the disposition of the Carlin Resources shares, and agreeing to other concessions, including the revision of certain financial ratios required to be maintained by the Company as stipulated in the agreement. These amendments are subject to the approval of the bank's credit committee. Until the covenants governing these financial ratios are formally amended, the Company is not in compliance with the loan agreement. If these amendments are completed as is currently being discussed, the violated covenant will be revised and a waiver will be granted as to all pre-amendment violations. The timing of this amendment, if any, is not known.

CONTRACTS

On August 20, 1996, the Company entered into a contract with Roberts & Schaefer Company for the construction of certain facilities and plant at the Mineral Ridge Mine. The total contract price was fixed at $12,399,672 payable in installments for the portion of the work completed each month over the construction period. On December 8, 1997, Roberts & Schaefer recorded its notice of lien on the Mineral Ridge property claiming for holdback, legal fees and interest. Holdback of $599,512 has been recorded under accounts payable and will be paid pending the resolution of a construction deficiency at the mine facility, and as permitted by the cash flow of Mineral Ridge Resources Inc.

On January 21, 1997, the Company entered into a contract with D. H. Blattner & Sons, Inc. for open-pit mining over the life-of-mine estimated at 6 years. The contract price is based on performance of work. The unit prices and hourly rates remained constant through to December 31, 1997, and for ensuing years of the contract shall be subject to an escalation provision which must be approved by the Company. D. H. Blattner & Sons, on February 10, 1998, recorded its notice of lien on the Mineral Ridge property for payment of invoices for contract mining. Invoices totaling $699,000 are recorded in accounts payable and will be paid as permitted by the cash flow of Mineral Ridge Resources Inc.

The Company entered into a refining agreement with Handy and Harman Refining Group, Inc. on March 11, 1997, to further refine the Mineral Ridge Mine dore bars in the form of unallocated 0.995 London Metal for gold, or better, and unallocated 0.999 London Metal for silver, recognized as marketable on world markets. Under the terms of this agreement, the dore is toll refined and the refined gold and refined silver are returned to the Company's account for sale to third parties.

On July 11, 1997, Mineral Ridge Resources, Inc. entered into an agreement with Sierra Pacific Power Company to provide electric power to the Mineral Ridge Mine in Esmeralda County, Nevada, throughout the life of the project. The agreement establishes certain long term prices for current and future capacity.

(2)  IVANHOE PROPERTY AND IVANHOE VENTURE AGREEMENT

(a)   SALE TO NEWMONT MINING CORPORATION

The Company's indirect wholly-owned subsidiary, Touchstone entered into a letter agreement dated March 26, 1992, (the "Ivanhoe Venture") with Newmont Mining Corporation and its subsidiaries (collectively "Newmont") for the sale to Newmont of half of Touchstone's 50% interest in the assets of the Ivanhoe property (the "Ivanhoe Property") in consideration for $6,700,000 payable in cash on the closing date. At about the same time, Newmont also entered into an agreement with Ivanhoe Gold Company, an indirect, wholly-owned subsidiary of Galactic Resources Ltd., to acquire all of Ivanhoe Gold Company's 50% interest in the assets of the Ivanhoe Property in consideration for $13,400,000, payable in cash on the closing date. Each of Ivanhoe and Touchstone negotiated their respective transactions at arm's length with Newmont and each other. The sales transactions were completed on June 23, 1992, and accordingly Newmont acquired a 75% interest in the Ivanhoe Property, with Touchstone holding the remaining 25% interest. Touchstone and Newmont then entered into a mining venture agreement for further exploration and development of the Ivanhoe Property.

(b)   TERMINATED OPTION WITH NEWMONT

On July 11, 1995, Newmont advised the Company of its decision to withdraw from the Ivanhoe Venture. Upon notification by Newmont of their decision to withdraw, the Company entered into an option agreement with Newmont on the same date to acquire Newmont's interest in the Ivanhoe Property. The terms of the agreement granted the Company the sole and exclusive option to purchase all of Newmont's interest in the Ivanhoe Property for a total purchase price of $1. Exercise of the option was contingent on the Company identifying a mining industry partner acceptable to Newmont who would contribute a further $1,000,000 to the reclamation fund established for the Ivanhoe Property. Once the option was executed, the Company would be required to pay an additional $25,000 to the reclamation fund, resulting in aggregate payments by the Company of $500,000. The option agreement between the Company and Newmont formally expired December 31, 1995, however, Newmont informally agreed to extend the option to allow the Company additional time to find a new partner. See Item (c): "Ivanhoe Venture Agreement with Great Basin Gold Inc."

On June 1, 1996, Newmont commenced reclamation which consisted primarily of rinsing the heaps, site monitoring and testwork, extensive construction of diversion ditches, and re-shaping of waste rock piles. This reduced the Company's share of the provision for site restoration from $500,000 on December 31, 1995, to nil as at December 31, 1996. Newmont submitted a formal reclamation and closure plan in March 1997, to the State of Nevada and the Bureau of Land Management and began a more extensive reclamation program. Newmont revised its reclamation budget through to December, 2003, which is now estimated to be approximately $6.0 million. The Company, Newmont and Great Basin Gold Inc., an affiliate of Hunter Dickinson Inc., ratified an agreement wherein Newmont would transfer its interest to the new venturer. Newmont intends to complete the reclamation plan as submitted to the Bureau of Land Management in March 1997.

The parties acknowledge that the Company has contributed $500,000 to the reclamation fund and Newmont has contributed $3,000,000. Great Basin has contributed $1,000,000. Once the $4,500,000 has been expended, the parties will each contribute to the reclamation fund on an equal basis until a total of $6,000,000 has been spent. Reclamation costs in excess of $6,000,000 will be paid 75% by Newmont and 25% pro rata by the Company and the new venturer. See
Item 1 (m): "Reclamation Obligations."

(c)  IVANHOE VENTURE AGREEMENT WITH GREAT BASIN GOLD INC.

On August 13, 1997, the Company through its 100% owned subsidiary Touchstone Resources Company, entered into a Venture Agreement with Great Basin Gold Inc. ("Great Basin"). Pursuant to the terms of an agreement dated August 13, 1997, Great Basin may earn up to a 75% interest in the Ivanhoe Property by paying US $1 million to Newmont (paid), spending an additional US $2.8 million on exploration and related costs over the next two years, and by purchasing 1,100,000 units in the capital stock of Cornucopia Resources Ltd. for C $1.00 each (completed). Each Cornucopia unit was comprised of one Common Share plus one share purchase warrant exercisable at C $1.25. The share purchase warrants expired on March 26, 1998. After Great Basin meets these requirements, expenditures and ownership of the Ivanhoe Property will be on a 75% Great Basin and 25% Cornucopia basis. See news releases filed under Exhibit 20.9.

Newmont has agreed to manage and complete a mine closure plan of the 1.1 square mile area former mining operations. already funded by US $4.5 million. Overruns, if any, will be funded one third each by Newmont, Great Basin and the Company up to US $1.5 million and thereafter 75% by Newmont with the balance payable pro rata by Great Basin and the Company.

(3)  CARLIN RESOURCES CORP.

On October 25, 1994, the Registrant entered into agreements whereby it acquired an aggregate of 1,500,000 common shares of Carlin Resources Corp., a Vancouver Stock Exchange listed company, which represented approximately 44% of the then issued and outstanding shares of Carlin Resources. In conjunction with this share acquisition, the Registrant transferred to Carlin Resources, with effect from November 1, 1994, all of the Registrant's interest in Cornucopia Ghana, in consideration of a total of 1,635,639 common shares of Carlin Resources.

The Registrant consolidated its investment in Carlin Resources up to September 20, 1996. At that date, the Registrant's interest in Carlin Resources decreased to 38% due to subsequent equity offerings by Carlin Resources in which the Registrant did not participate and as at December 31, 1996, the Registrant's interest had decreased to 34%.

DISPOSITION OF CARLIN RESOURCES SHARES

As of March 31, 1997, the Registrant held 3,635,639 Carlin Resources shares, being 34% of the then issued and outstanding shares.

Effective April 29, 1997, the Registrant sold 2,100,000 shares of Carlin Resources through a broker for net proceeds of C $0.59 per share ("the Block Trade"). The Registrant also appointed this broker to sell the balance of the 1,535,639 common shares of Carlin Resources held, for net proceeds of C $0.65 per share until October 31, 1997, and C $0.95 per share thereafter until April 30, 1998. As at December 31, 1997, the Registrant held 14.6% or 1,561,139 shares of Carlin Resources. After a writedown of $476,341 in 1997 the carrying value of the investment in Carlin Resources has been reduced to nil.

In addition, under the terms of the agreement with the underwriter, the Registrant advanced C $400,000 to Carlin Resources upon closing of the Block Trade, which amount was subsequently repaid in July 1997. The remaining inter-company advance of approximately $202,700 (C $290,000) is included in accounts receivable on the balance sheet at its estimated realizable value as at December 31, 1997. All advances made by the Registrant to Carlin Resources bear interest at prime plus 2%.

In March 1998, the Registrant applied to the Supreme Court of British Columbia for a mandatory injunction requiring Carlin Resources to execute security documents relating to the C $290,000 account receivable. Further to the injunction, the Registrant filed a charge order in the Supreme Court of British Columbia against the funds held in escrow by the trust company of Carlin Resources.

(4)  FIRST DYNASTY MINES LTD. AGREEMENT REGARDING NEW MILLENNIUM MINING LTD.

On August 27, 1997, the Registrant and First Dynasty ("First Dynasty") jointly announced that an agreement-in-principle had been reached whereby the Registrant would acquire a 100% wholly-owned subsidiary, New Millennium Mining Ltd. ("New Millennium"), from First Dynasty.

In the agreement, the Registrant was to have acquired New Millennium by issuing 45 million of its Common Shares valued at C $32.4 million (US $23.3 million). The transaction would have seen First Dynasty assume control of the Company. New Millennium's principal asset is the Dublin Gulch development project in the Yukon, where a bankable feasibility study had been completed in April 1997, which estimated a geological resource of three million ounces of gold.

On October 29, 1997, it was announced that after both companies had completed their respective due diligence investigations, both parties concluded that the transaction did not satisfy enough of their respective objectives and the agreement was terminated on amicable terms.

INDUSTRY OVERVIEW AND FACTORS RELATING TO THE COMPANY'S PROPERTIES

(a)  USES OF GOLD

Product fabrication and bullion investment are the two principal uses of gold. Within the fabrication category there are a wide variety of end uses, the largest of which is the manufacture of carat jewelry. Other fabrication purposes include official coins, electronics, miscellaneous industrial and decorative uses, dentistry, medals, and medallions. The Company believes that certain purchases of official coins and high-carat, low mark-up jewelry are often motivated in part by investment, so that net private bullion purchases alone do not represent the total investment activity in physical gold during the course of any year.

(b)  GOLD PRICE VOLATILITY

The Company's ability to generate profits from its operations has been directly related to the market price of gold. There can be no assurance that the price of gold will be such that the Company's properties can be mined at a profit.

In early January 1998, the price of gold dropped to a 19 year low of $278 an ounce. The price of gold has typically experienced volatile and significant price movements over short periods of time, and is affected by numerous factors beyond the Company's control, including international economic and political trends, expectations for inflation, currency exchange fluctuations (specifically, the US dollar relative to other currencies), interest rates and global or regional consumption patterns (such as the development of gold coin programs), speculative activities and increased production due to improved mining and production methods. The supply of and demand for gold are affected by various factors, including political events, economic conditions and production costs in major gold producing regions including South Africa and the Soviet Union, and governmental policies with respect to gold holdings by a nation or its citizens.

The volatility of gold prices is illustrated by the following table of the high and low gold prices per ounce on the London Metals Exchange bullion market:
(Source of Data - Pratt's Metals Week.)


-------------------------------       ---------------------------------------------
    Year      High      Low                Year                  High      Low
-------------------------------       ---------------------------------------------
    1987       500      392                1993                   405      326
    1988       484      395                1994                   396      369
    1989       416      356                1995                   396      372
    1990       424      346                1996                   416      367
    1991       403      344                1997                   367      283
    1992       360      330                1998 (to March 26)     306      278
-------------------------------       ---------------------------------------------

On March 26, 1998, the afternoon fixing for gold on the London Gold Market was $299.60 per ounce. Gold prices on the London Gold Market are regularly published in most major financial publications.

(c)  GOLD HEDGING

In order to manage its exposure to fluctuations in the price of gold, the Company may enter into fixed forward contracts. Forward sales agreements obligate the Company to sell gold at a specified price on a specified date.

In October 1997, the Company realized a portion of the equity in some of its forward sales contracts for gold ounces scheduled for delivery in the years 2000 through to September 30, 2002. This resulted in a gain of $2.3 million. Proceeds were used to reduce accounts payable.

As at December 31, 1997, the Company had outstanding forward contracts of 104,000 ounces (1996-120,000) of which 48,000 carry an average price of $397.50 per ounce. These contracts of 48,000 ounces mature on various dates between March 31, 1998 and December 31, 1999. As at December 31, 1997, the remaining contract of 56,000 ounces was carried at $326.85 per ounce for value March 6, 1998, (the Company subsequently rolled this contract forward at $328.98 for value May 29, 1998).

Based upon current gold spot and forward sales prices, the remaining contracts in place are worth approximately $6,000,000 (1996-$1,500,000).

The Company's ability to realize on the above contracts is dependent upon the ability of the counter-parties to perform in accordance with the terms of the agreements. The forward contract derivatives are with one major financial institution and the Company does not expect this counter-party to fail to meet its obligations.

(d)  INFLATION AND PRICE CHANGES

Inflation could affect both future costs and the price the Company will realize from the sale of future gold production. Inflation is not expected to have any other material impact on the Company beyond the general impact on all businesses, such as higher costs of materials, services and wages.

(e)  RISKS AND UNCERTAINTIES

The mining industry is capital intensive and there can be no certainty that the Company's cash balances or the proceeds from any future sales of its Common Shares will provide sufficient funds for all of the Company's cash balances or the proceeds from any future sales of its Common Shares will provide sufficient funds for all of the Company's requirements. Should the need arise, the Company may pursue other financing options or rely on joint venture partners to supply some of the funds required to explore and develop its properties. There can be no assurance that the Company will be successful in obtaining the funds it may require for its programs or that the terms of any financing obtained will be favorable. The Company has no unused banking commitments or lines of credit which could provide significant increases in its working capital. The Company considers that current cash balances would not be sufficient to allow the Company to meet its expected funding requirements on current projects and anticipated administrative expenses for the next year.

(f)  COMPETITION

Significant and increasing competition exists for the limited number of gold acquisition opportunities available in Canada and the United States. As a result of this competition, some of which is with large established mining companies having substantial capabilities and greater financial and technical resources than the Company, the Company may be unable to acquire future potential gold mining properties on terms it considers acceptable. The Company also competes with other mining companies in the recruitment and retention of qualified employees.

(g)  SALES AND REFINING

Gold can be readily sold on numerous markets throughout the world and it is not difficult to ascertain its market price at any particular time. Dore bars produced from the Company's mining operations are refined by a commercial refinery. Gold and silver produced are subsequently purchased by the refinery on the basis of the quoted selling price of gold on the applicable metals exchange on the date of sale. Because of the large number of available gold purchasers, the Company believes that it would not be dependent upon the sale of gold to any customer, the loss of which would have a material adverse effect on the business of the Company.

(h)  EXPLORATION PROGRAMS

The Company is seeking to grow through exploration of its existing properties, as well as through acquisitions of interests in new properties, preferably in the late exploration stage or in companies which own such properties. Substantial expenditures may be incurred in an attempt to establish the economic feasibility of mining operations by identifying mineral deposits and establishing ore reserves through drilling and other techniques, developing metallurgical processes to extract metals from ore, designing facilities and planning mining operations. The economic feasibility of a project depends on numerous factors, including the cost of mining and production facilities required to extract the desired minerals, the total mineral deposits that can be mined using a given facility, the proximity of the mineral deposits to a user of the minerals, and the market price of the minerals at the time of sale. There is no assurance that the Company will have sufficient funds or that future exploration programs or acquisitions will result in the identification of deposits that can be mined profitably. During 1997, 1996 and 1995, the Company spent $221,000, $743,000 and $3,600,000 respectively on exploration activities.

(i)  ROYALTIES AND OTHER COMMITMENTS

On April 16, 1993, the Company entered into a Letter Agreement with Mary Mining Company, Inc., a Florida corporation ("MMC"), as trustee for the beneficiaries of a land trust to acquire a 100% interest in certain mining properties located in Esmeralda County, Nevada. Annually on July 15, the Company paid $235,000 for the cost of the option which included an advance royalty payment of $25,000.
On May 15, 1996, the Company exercised its Purchase Right on the Mary Mining Lease and Option agreement at a purchase price of $1.00. The Company will make additional advance royalty payments of $30,000 initially and increasing by $5,000 per annum to the sixth anniversary when, thereafter, the advance royalties will be $60,000 per year. Any future production royalties payable will be based on a percentage of the net smelter return ("NSR") from production as follows: Price of gold per troy ounce less than or equal to $500, the royalty will be 4.0% of the NSR, from the greater than $500 to less than or equal to $800, the royalty will be at 5.0% of the NSR, and more than $800, the royalty will be 6.0% of the NSR.

On August 31, 1995, the Company entered into an Agreement with Benguet Corp. USA, Inc. ("BUSA") under which the Company was granted an option to purchase mining properties situated contiguous to the Company's other claims at Mineral Ridge and assume BUSA's obligations under the related property purchase agreements. Under the terms of the Agreement, as at December 31, 1996, the Company had paid BUSA the total purchase price of $1,200,000, plus accrued interest of $7,715.

BUSA has assigned to the Company its rights under two separate options to purchase agreements pertaining to certain patented claims. Pursuant to these agreements with the underlying landowners, the Company has paid a total of $10,901 to purchase the claims subject to the following royalty payments:


           Price of Gold                                    Net Smelter Royalty
                        $300/oz                                    1.0%
           GREATER THAN $300/oz - $400/oz                          2.0%
           GREATER THAN $400/oz - $500/oz                          2.5%
           GREATER THAN $500/oz                                    3.0%

The Company has paid a total of $190,000 in advance royalties, of which the remaining balance is $127,354 as at December 31, 1997.

(j)  TITLE TO PROPERTIES

The Company owns or leases unpatented mining claims which constitute the majority of the Company's property holdings in the United States. The ownership and validity of unpatented mining claims are often uncertain and may be contested.

To initiate the tenure of title created by an unpatented mining claim, the locator must make a discovery of a valuable mineral, properly locate the claim on ground open to location, file a location notice with the Bureau of Land Management and record the notice with the county in which the claim is located. Prior to October 1992, to maintain claims against subsequent locators and the federal government, a locator or its successor in interest was to perform annually a minimum of $100 of labour or improvements (assessment work) for each claim. Assessment years began and ended at noon on September 1 of each year. Annual recording of an assessment affidavit with the federal Bureau of Land Management and with the appropriate county recorder was also a prerequisite to maintaining title to unpatented mining claims.

In October 1992, a change was made in the United States mining law. The new law required a two-year maintenance fee of $200 per claim to be paid by August 31, 1993, for the 1993 and 1994 assessment years; for the 1995 year until the present time the annual maintenance fee has been set at $100 per claim for each assessment year. Any assessment work done on a property is over and above this claim maintenance fee. The claim maintenance fee can be paid in lieu of assessment work.

An assessment affidavit for the Ivanhoe Property was required to be filed by December 30, 1992, for those assessment years, and was so filed by the Company. The total two year maintenance fee due on the Ivanhoe Property was $1,011,200, of which the Company's portion was $252,800, which was paid on August 31, 1993. The 1995 claim maintenance fee was approximately $442,000 of which the Company's portion was approximately $110,000, and was paid in full on August 31, 1994. The 1996, 1997, and 1998 claim maintenance fees was approximately $51,000 each year of which the Company's share was approximately $12,750 for each year and were paid in full on August 31, 1995, 1996, and 1997.

At the Mineral Ridge Mine, the two year maintenance fees from 1992 to 1994, paid in August 1993, amounted to $9,800 for 49 claims; the maintenance fees for the 1994 - 1995 year totaled $6,800 for 68 claims; the maintenance fees for the 1995 - 1996 year totaled $6,900 for 69 claims; for the 1996 - 1997 year totaled $11,800 for 118 claims; and as at March 26, 1998, for the 131 claims held, the maintenance fees of $13,100 will payable in August, 1998.

The Company makes a search of mining records in accordance with mining industry practices to confirm that it has acquired satisfactory title to its properties but does not obtain title insurance with respect to such properties. The possibility exists that title to one or more of its properties, particularly title to undeveloped properties, might be defective because of errors or omissions in the chain of title, including defects in conveyances and defects in locating or maintaining such claims. Should any defect in title be discovered by or disclosed to the Company, the Company would take all reasonable steps to perfect title to the particular claims in question. The Company is not aware of any material defect in the title to its properties.

The boundaries of some of the Company's mining properties have not been surveyed and, therefore, the precise location and area of these mining properties may be in doubt. The Company is not aware of challenges to the location or area of its unpatented mining claims.

(k)  LEGISLATIVE CHANGES AFFECTING UNITED STATES CLAIMS

There was little progress in 1997 toward implementing a proposed new Mining Law reform bill. At this time a moratorium on mineral patents is in effect and the annual $100 per claim maintenance fee. The 1998 fiscal has a proposal to increase this maintenance fee to $125 per claim. In addition, the Hardrock Mining Royalty Act of 1997 has been introduced to both houses of Congress. It would establish a 5% Net Smelter Royalty on hardrock minerals mined on public lands and eliminate patenting mining claims.

(l)  REGULATORY AND ENVIRONMENTAL MATTERS

The future operations of the Company will require permits from various foreign, federal, state and local governmental authorities and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in the development and operation of mines and related facilities generally experience increased costs as a result of the need to comply with applicable laws, regulations and permits. Permits and studies are necessary prior to operation of the properties in which the Company has interests and there can be no guarantee that the Company will be able to obtain or maintain all necessary permits that may be required to commence construction or operation of mining facilities at these properties on terms which enable operations to be conducted at economically justifiable costs. The Company believes it is in substantial compliance with all material current laws and regulations which currently apply to its activities. There can be no assurance, however, that all permits which the Company may require for its future operations will be obtainable on reasonable terms or that such laws and regulations would not have an adverse effect on any mining project which the Company might undertake.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed and may include corrective measures requiring capital expenditures,
installation of additional equipment, or remedial actions.   Violators may be
required to compensate those suffering loss or damage by reason of their mining activities and may be fined if convicted of an offense under such legislation.

Amendments to current laws, regulations and permits governing operations and activities of mining companies or more stringent implementation thereof could require increases in capital expenditures, production costs, reduction in levels of production of future mining operations, or require delays in development or abandonment of new mining properties.

The Company's mining and processing operations are subject to extensive federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to air and water quality, mine reclamation, waste disposal, and the protection of endangered or threatened species.

The Company's mining and processing activities generated solid waste, including mining waste and other waste streams. Hazardous waste is one category of solid waste that is subject to extensive regulations by the United States Environmental Protection Agency ("EPA") and state authorities. The primary federal statute governing the management of hazardous waste is the Resource Conservation and Recovery Act ("RCRA"). Currently, under RCRA, solid waste generated from the extraction, benefication and processing of ores and minerals is excluded from regulation as a hazardous waste. The Company currently manages and disposes of its mining waste onsite as non-hazardous. Once the Company completes its mining operations, it will incur costs for closure and cleanup and post-closure maintenance.

The Company's mining activities also are subject to federal, state and local laws and regulations for protection of surface and ground water. Individual states have established regulatory programs for controlling mining wastes under their authority to regulate discharges to land that may affect water quality and their delegated authority to manage the National Pollutant Discharge Elimination System under the Federal Clean Water Act for discharges to navigable waters.

The Company's operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Most requirements of state and federal air quality laws are administered under rules adopted by local air quality authorities. In November 1990, the United States Congress passed amendments to the Clean Air Act that created an entirely new statutory scheme for the regulation of air pollution. Since passage of the statutory amendments, EPA has been promulgating new regulations to implement a comprehensive nationwide air permit program, an air toxins regulatory program and expanded enforcement authority. It will be several years before final EPA and state programs for air toxins and permitting are fully in place and the direction of enforcement under these programs is evident. At the present time, the impact of these rule makings and of subsequent regulation of mining and mineral processing under the Clean Air Act upon the Company cannot reasonably be estimated. Potential impacts could include limitations on production or additional capital expenditures to comply.

The Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"). along with analogous statutes in certain states impose strict, joint and several liability on owners and operators of facilities which release hazardous substances into the environment. CERCLA imposes similar liability upon generators and transporters of hazardous substances disposed of at an off-site facility from which a release has occurred or its threatened. Such liability could include the cost of removal or remediation of the release and damages for injury to the natural resources. The Company has properties which are located in historic mining districts which may include abandoned mining facilities including waste piles, tailings, portals, and associated underground and surface workings. Releases from such facilities or from any of the Company's properties due to past or current activities could form the basis for liability under CERCLA and its analogs. Under CERCLA's strict, joint and several liability provisions, the Company could potentially be liable for all remedial costs associated with the property it currently owns or operates regardless of whether the Company's activities were the actual cause of the release of hazardous substances. Similarly, the Company could potentially be liable for remedial costs regarding property that it formerly owned or operated if release of hazardous substances occurred during that past ownership or operation. In addition, off-site disposal of hazardous substances, including hazardous mining wastes, may subject the Company to CERCLA liability. None of the Company's properties are currently listed or proposed for listing on the National Priority List and the Company is not aware of pending or threatened CERCLA litigation which names the Company as defendant or concerns any of its properties or operations. The Company cannot predict the potential for future CERCLA liability with respect to any of its properties or off-site disposal sites (if any). Nor can it predict the potential impact or future direction of CERCLA litigation in the area surrounding its properties. Additionally, during the past decade, legislation has been proposed in each session of Congress that would substantially alter federal mining law, and could impose significant additional federal regulatory and environmental requirements on mining operations. Such changes in the law and potential liabilities are speculative and their potential financial impact on existing Company operations cannot reasonably be predicted at this time.

If the Company undertakes new mining activities in states other than Nevada or in foreign countries, or if it significantly expands its existing mining operations, the Company may be required to obtain pre-construction environmental and land use review and to comply with permitting, control and mitigation requirements of the jurisdiction in which such operations are to be located. Compliance with new requirements could impose costs on the Company in the future, the materiality of which cannot reasonably be predicted at this time.

(m)  RECLAMATION OBLIGATIONS

Reclamation requirements vary depending on the location and the managing agency, but they are similar in that they aim to minimize long term effects of exploration and mining disturbance by requiring the operating company to control possible deleterious effluents and to re-establish to some degree pre-disturbance land forms and vegetation. The Company believes that it has met or exceeded reclamation requirements to date.

Reclamation on the Ivanhoe Property is being carried out by Newmont. Newmont submitted the original Ivanhoe Property reclamation plan to the State of Nevada and the Bureau of Land Management in June 1993. In July 1995, Newmont advised the Company that it did not plan to pursue the project and revised its cost estimate of reclaiming the property. At that time, the revised reclamation fund was established by mutual agreement to be $3,500,000. In July 1997, Newmont quitclaimed its interest in the Ivanhoe Property to the Company. The reclamation fund now consists of $4,500,000 of which $3,000,000 has been contributed by Newmont, $500,000 by the Company and $1,000,000 by Great Basin.

On June 1, 1996, Newmont commenced reclamation which consisted primarily of rinsing the heaps, site monitoring and testwork, extensive construction of diversion ditches, and re-shaping of waste rock piles. This reduced the Company's share of the provision for site restoration from $500,000 on December 31, 1995 to NIL as at December 31, 1996. Newmont submitted a formal reclamation and closure plan in March 1997 to the State of Nevada and the Bureau of Land Management and began a more extensive reclamation program. Newmont revised its reclamation budget through to December 2003, which is now estimated to be approximately $6.0 million. Newmont intends to complete the reclamation plan as submitted to the BLM in March 1997. Expenditures, if any, over the reclamation fund of $4,500,000 will be funded one third each by Newmont, Great Basin and the Company up to US $1.5 million and thereafter 75% by Newmont with the balance payable pro rata by Great Basin and the Company.

As at December 31, 1997, the Company had capitalized $1,056,700 in reclamation bonds and deposits for the Mineral Ridge Mine. Included in this balance is half of a $1,640,086 reclamation bond which is required by the State of Nevada, Bureau of Land Management ("BLM"). The Company funded 50% of this bond and the balance was funded by a bonding company for a yearly fee of 2% of the outstanding balance. The Company's $820,043 contribution earns a market rate of interest compounded over time. The bond will remain in place until all reclamation at the mine site is complete to the satisfaction of the BLM, estimated to be approximately 10 years.

During 1996, Company funded a $72,000 deposit for cultural bonding required by the BLM and a $15,000 bond to cover exploration reclamation costs required by the Nevada Department of Environmental Protection.

(n)  LABOUR

During 1997, the Company had employed a maximum of 53 field and operations employees at the Mineral Ridge Mine and as of December 31, 1997 there were 41 employees. Contractors were used to supplement the full-time employees as necessary. The Company also employs individuals on a part-time basis from time to time as required. The Company believes that its employee relations are good and there are no collective agreements covering any group of employees in effect at this time.

(o)  FOREIGN OPERATIONS

Foreign properties, operations and investments may be adversely affected by local political and economic developments, exchange controls, currency fluctuations, taxation and laws or policies of particular countries, as well as by laws and policies of Canada and the United States affecting foreign trade, investment and taxation. The Company has not been adversely affected by any risks inherent in foreign operations to date.

(p)  CURRENCY AND CONVERSION

The Company's financial statements are denominated in United States dollars. The Canadian/United States currency exchange rate at the end of each of the past five calendar years and the average, the high and low rates of exchange for each year are set forth below. These rates, which are expressed in Canadian dollars, are noon rate of exchange for the conversion of United States dollars into Canadian dollars calculated on the basis of rates of exchange as reported by The Bank of Canada.

       Year Ended
       December 31    Average     Last Day      High       Low
       ---------------------------------------------------------
          1997         1.3844      1.4305      1.4399     1.3345
          1996         1.3630      1.3706      1.3865     1.3287
          1995         1.3724      1.3640      1.4267     1.3275
          1994         1.3659      1.4018      1.4090     1.3085
          1993         1.2939      1.3255      1.3443     1.2428

On March 26, 1998, the noon rate of exchange quoted by The Bank of Canada for the conversion of the United States dollars into Canadian dollars was $1.4121 (Canadian $1.00 equals US $0.71).

GLOSSARY OF MINING TERMS AND DEFINITIONS

COLUMN LEACHING - a method of dissolving gold and/or silver from crushed or ground ore contained in a cylindrical vessel by the continuous movement of cyanide solution through the column.

CUT-OFF GRADE - the lowest grade of mineralized rock that qualifies as ore grade in a given deposit, and is also used as the lowest grade below which the mineralized rock currently cannot be profitably exploited. Cut-off grades vary between deposits depending upon the amenability of ore to gold extraction and upon costs of production.

GOFO - as contemplated in the Mineral Ridge Mine Debt Financing Facility, means the rate per annum (rounded downwards if necessary to the nearest five one-hundredths of one percent (0.05%)) equal to (a) the mean of the offered rates as of 10:00 a.m. (London, England time) appearing on the display designated as page "GOFO" on the Reuters Monitor Money Rates Service for a term equivalent to the interest period, or (b) if fewer than two offered rates appear on such display, the rate determined by the lender (which determination shall be conclusive in the absence of manifest error) to be the average of the Gold forward offered rates by such bullion traders for a term equivalent to the interest period in the London interbank Gold market at about 10:00 a.m. (London, England time).

HEAP-LEACHING/LEACHING - a process whereby gold is recovered from ore by heaping broken ore on sloping impermeable pads, repeatedly spraying the heaps with a cyanide solution which dissolves the gold content of the ore, collecting the gold-laden solution and stripping the solution of gold. Such gold is melted and recast as dore bullion and is then delivered to commercial refiners.

LIBOR - as contemplated in the Mineral Ridge Mine Debt Financing Facility, means the rate per annum (rounded upwards if necessary to the nearest whole one-sixteenth of one percent (1/16%) equal to (a) the average of the offered rates as of 11:00 a.m. (London, England time) appearing on the display designated as page "LIBO" on the Reuters Monitor Money Rates Service for dollar deposits for the relevant period of time, or (b) if fewer than two offered rates appear on such display, the rate determined by the lender (which determination shall be conclusive in the absence of manifest error) to be the average of the rates at which banks are offered dollar deposits for the relevant period of time in the interbank Eurodollar market at about 11:00 a.m. (London, England time).

MA - million years.

MINERALIZED DEPOSIT - a mineralized body which has been physically delineated by drilling, underground work, surface trenching and other workings or drill holes and found to contain a sufficient amount of mineralized material with an average grade sufficient to warrant further evaluation. Such deposit does not qualify as a commercially mineable (or viable) ore body until technical, economic and legal factors have been sufficiently satisfied to classify the mineralized material as a reserve.

MINING CLAIM - that portion of public mineral lands which a party has staked or marked out in accordance with provincial or state mining laws to acquire the right to explore for and exploit the minerals under the surface.

NET SMELTER RETURN ("NSR") - a return based on the actual gold sale price received less the cost of refining at an off-site refinery.

OPEN PIT MINING - the process of mining an ore body from the surface in progressively deeper steps. Sufficient waste rock adjacent to the ore body is removed to maintain mining access and to maintain the stability of the resulting pit.

OPT - ounces per ton.

OUNCES - troy ounces; in this report production figures refer to gold having a fineness of at least 995 parts per 1,000 parts; other references to ounces in this report do not refer to a specific fineness.

PPB - parts per billion.

PPM - parts per million.

PROBABLE RESERVES - reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

PROVEN RESERVES - reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

PROVEN/PROBABLE RESERVES - is used if the difference in degree of assurance between proven and probable reserves cannot be reliably defined.

RESOURCE - the estimated quantity and grade of mineralization that is of potential economic merit. A resource estimate does not require specific mining, metallurgical, environmental, price, and cost data, but the nature and continuity of mineralization must be understood. A resource classification differs from "mineralization" as that term is used in National Policy 2-A of the Canadian Securities Administrators in that the latter refers to a natural aggregate of one or more metallic minerals, which may or may not be of economic interest.

STRIPPING RATIO - the ratio of the number of tons of waste to the number of tons of ore which will be extracted during the excavation of an open pit mine.

TONS - dry short tons (2,000 pounds).

ITEM 2:   DESCRIPTION OF PROPERTY

MINERAL RIDGE MINE

PROPERTY AND OWNERSHIP

The Mineral Ridge properties are located near the town of Silver Peak, approximately 35 miles (56.35 kilometers) southwest of Tonopah, in Esmeralda County, Nevada. The 3,130 acre (1,266 hectares) land package consists of a total of 195 claims on four contiguous parcels of land in Esmeralda County (collectively referred to as the "Mineral Ridge Mine"): the Mineral Ridge mine site (the "Original Property"), the Blair town site, the Silver Peak mill site adjacent to the town of Silver Peak and approximately 200 acres (80 hectares) of deeded land west of the mine site.

The Company acquired its interest in the Original Property in April 1993, pursuant to an agreement with Mary Mining Company, Inc., a Florida corporation ("MMC"), and in August 1995, acquired an option from BenguetCorp. USA, Inc. ("BUSA") on other mining properties (the "Oromonte Claims") situated contiguous to the Original Property. The Company's interest in the Mineral Ridge Mine consists of 175 claims of which 54 are patented. The Company's undivided 100% interest is subject to certain royalty obligations outlined below.

LOCATION, CLIMATE AND INFRASTRUCTURE

The Mineral Ridge Mine is located about four miles (six kilometers) northwest of the town of Silver Peak in the Silver Peak (Mineral Ridge) Mining District in Esmeralda County, Nevada. The local topography is rugged with ephemeral drainage. Access to the mine from Silver Peak is two miles (three kilometers) north via paved SR265 to the Mineral Ridge East Access Road which is then followed about four miles (six kilometers) west to the mine site.

The terrain throughout most of the mineralized area is hilly to steep. Elevations range from 5,800 to 7,400 feet (1,740 - 2,220 meters) in the mine area. Climate is typical of the Great Basin region with hot dry summers and cool dry winters. Consequently, open-pit mining and heap-leaching will be carried out year round.

Modest amenities including living quarters, an elementary school, library, swimming pool and small store are found in Silver Peak and the town is suitable for housing a small work force.

PROPERTY HISTORY

The Mineral Ridge area has been intermittently mined, mostly by underground methods, since gold was first discovered there in the early 1860s. Between 1865 and 1870 a ten-stamp and later a thirty-stamp mill were operated. A 100-stamp mill was installed in the early 1900s, and this was followed by an extensive period of mining and construction from 1906 to 1918. During that time, the town of Blair was established and over 1.2 million tons of ore were mined and 280,000 ounces of gold were produced.

Black Mammoth Consolidated Mining Company ("BMCMC") took over parts of the Mary/Drinkwater mine in the late 1920s and built a 50-ton-per-day mill. BMCMC was joined by E.L. Cord in 1935 who was instrumental in installing a 240-300 ton-per-day mill near the Mary portal in 1937. The mine was the top Nevada gold producer in 1938 and continued until 1942 when the Second World War (Gold Order L-208) ended production.

A modest amount of exploration, but no production, occurred between 1973 and 1989 when Zephyr Resources, Inc. and later Homestead Minerals Corp. initiated production from an open-pit, hauling the ore 17 miles (27.3 kilometers) to Sunshine Mining Company's 16-1 Mill. Production ceased in December 1992.

Overall historical production is estimated at 573,000 ounces of gold from about 3 million tons of ore, with approximately 460,000 ounces produced prior to 1942.

MINERAL RIDGE ACQUISITIONS

On April 16, 1993, the Company entered into a letter agreement with MMC as trustee for and on behalf of certain beneficiaries under a land trust (the "Mary Option"), under which the Company was granted the option to enter into a lease for the Original Property located in Esmeralda County, Nevada. The Mary Option granted to the Company the right to enter upon the Original Property for the purposes of investigation, inspection, and examination of the physical and environmental conditions of the property. On July 15, 1993, the Company exercised the Mary Option and entered into a lease for a minimum term of five years, which also granted the Company the right to purchase the Original Property for a nominal sum, subject to certain royalty obligations outlined below. On May 15, 1996, the Company exercised such right to purchase for $1.00. Under the terms of the letter agreement, the Company paid $210,000 and is required to pay minimum advance royalties which will be credited cumulatively against the production royalty payments payable by the Company.

On each anniversary of the effective date of the lease, being July 15, minimum advance royalty payments are required to be made (initially $30,000 and increasing by $5,000 annually) until the sixth anniversary. On each anniversary thereafter, advance royalties will be $60,000 annually.

Any future production royalties payable will be based on a percentage of the NSR from production. If the price of gold per troy ounce is less than or equal to $500, the royalty will be 4.0% of the NSR; if the price of gold is greater than $500 to less than or equal to $800 the royalty will be 5.0% of the NSR; and if the price of gold is more than $800, the royalty will be 6.0% of the NSR. The above royalty applies to approximately 88% of the mineable reserves of the Mineral Ridge Mine.

Upon exercise of the Mary Option by the Company, it committed to pay the US federal annual mining claim rental fee (currently $100 per unpatented claim) on or before August 31, of each year.

On August 31, 1995, the Company entered into an agreement with BUSA under which the Company was granted an option to purchase the Oromonte Claims and assumed BUSA's obligations under the related property purchase agreements. The Company paid BUSA $1.2 million.

BUSA assigned to the Company its rights under two separate option to purchase agreements pertaining to the patented Oromonte Claims in the Oromonte area. The Company owns the claims subject to the following royalty payments:

           -----------------------------------------------------------
           Price of Gold                           Net Smelter Royalty
           -----------------------------------------------------------
           LESS THAN $300/oz.                               1.0%
           GREATER THAN $300/oz. L $400/oz.                 2.0%
           GREATER THAN $400/oz. L $500/oz.                 2.5%
           GREATER THAN $500/oz.                            3.0%
           -----------------------------------------------------------

The only portion of mineable reserve affected by the above royalty, which reserve represents approximately 6% of the mineable reserves of the Mineral Ridge Mine, is in the Gordon-Brodie Pit.

The remaining 6% of the mineable reserves do not have any royalty associated with them.

GEOLOGY

The Mineral Ridge gold deposits are detachment-fault hosted mesothermal quartz vein and replacement deposits localized on the crest and flanks of an early Tertiary metamorphic core complex. Mineral Ridge is a northwest tending, doubly plunging, antiformal uplift of intermediate to felsic granitic rocks, varying from granodiorite to alaskite; capped by a metamorphic carapace of Precambrian metasediments which host the gold deposits. The core granite exhibits foliation and lineation parallel to the contact with the overlying metasediments, with the deformation extending up to one hundred feet into the upper portion of the intrusive. The Precambrian metasediments are comprised of the Wyman Formation, a sequence of thin-bedded mica schist, calc-silicate rocks and calcite marble after original interlayered limestone and shale paleolith. The Wyman Formation is overlain in low-angle fault contact by the Reed Dolomite, which is in turn covered by Cambrian sediments. The core granite and sediments are cut by several ages of dikes and sills ranging in composition from granite pegmatite to diabase, with the mafic varieties often closely associated with the gold mineralization.

Precious metal mineralization at Mineral Ridge is found in three types of deposits, with the most important styles being lenticular quartz bodies and manto replacements in the Wyman Formation limestone/marble beds. The quartz veins occur within the sheared contact zone between the core granite and Wyman Formation, usually in zones of dilation located on the eastern flank of anticlinal folds and where more brittle beds or intrusive rocks have been fractured and mineralized. The Mary Limestone, a blue-gray, finely crystalline marble containing boudins and augen of quartz, calcite and granitic to felsic intrusives within intensely folded groundmass, is the host for silicic replacement ore formed adjacent to the veins. Up to 5% disseminated pyrite and lesser galena and sphalerite occurs in the Mary Limestone ore, with replacement of the limestone by silica, chlorite and calcite. The ore bodies can occur as a single lens or as a stack of lenses separated by mylonite and/or intrusive sills, with an aggregate thickness of up to one hundred and forty feet of mineable ore.

The ore zones on Mineral Ridge occur as north-south to north-west trending lenses of mineralization which rake at a shallow angle to the dip of the formations and structural contacts. The most favorable orientation for forming an ore shoot includes the steeply dipping east flank of anticlinal folds and the intersection of north-south strike faults of reverse displacement. The ore zones are cut by east-west to north-east trending high angle post-mineral faults of minor vertical displacement.

The principal gold-bearing mineralization at Mineral Ridge consists of milky to sugary vein quartz and silicic breccias comprising multiple stages of deposition and brecciation, containing variable amounts of sulfides and their oxidation products. The sulfides include, in decreasing order of occurrence: pyrite, galena, sphalerite and minor chalcopyrite and arsenopyrite. Gold grades are highest in association with galena, although the gold occurs as distinct grains within the quartz, not necessarily in contact with the sulfides. Polished section studies have shown the gold to be mostly very fine grained (5-100 microns) and often associated with iron oxides after pyrite. Coarser gold of probable late stage deposition (supergene?) has been found coating fractures and filling vugs in oxidized sulfides. The silver to gold ratio for the deposits is about two to one. Dore production averages about 65% Au and 35% Ag in the bullion.

FEASIBILITY STUDY

Behre Dolbear was retained by the Company during August 1995, to prepare a final feasibility study on the Mineral Ridge Mine. As part of its assignment, Behre Dolbear critically reviewed all technical work undertaken by consultant firms contributing to the feasibility study. The technical and economic parameters underlying the study were estimated by Behre Dolbear to have an accuracy of plus/minus 15%, with the exception of the processing parameters which were estimated to have an accuracy of plus/minus 10%.

The economic analysis prepared by Behre Dolbear assumed that the construction of the Mineral Ridge Mine would be financed with funds raised entirely with equity. Based upon the terms of the Mine Debt Financing Facility, the Company estimates its debt service costs to be approximately $4.20 per ounce.

The feasibility study established ore reserves of the project contained in four deposits and a low-grade ore stockpile. The proven and probable mineable ore reserve is approximately 5.2 million tons averaging 0.068 ounces gold per ton of ore at an average internal cut-off grade of 0.024 ounces gold per ton of ore based on a gold price of $385 per ounce. Life-of-mine waste-to-ore ratio is 4.3 to 1. The reserve is estimated to yield 284,668 saleable (recoverable) ounces of gold over a 5 1/2 year mining life and an additional 1 1/2 year continued leaching period.

The following table sets out the mineable ore reserves of the Mineral Ridge Mine as calculated by Behre Dolbear:

     -----------------------------------------------------------------------------------------------
                                   Mineable Ore Reserves
                                     Mineral Ridge Mine
     -----------------------------------------------------------------------------------------------
                                  Ore Tons      Ore Grade                  Waste Tons      Stripping
     Pit/Stockpile                (000's)         opt          Ounces       (000's)          Ratio
     -----------------------------------------------------------------------------------------------
     Low Grade Stockpile              570        0.0480        27,400          -               -
     Gold Wedge                       345        0.0813        28,000          973           2.82/1
     Gordon Brodie                    191        0.0667        12,700          741           3.88/1
     Drinkwater                     2,983        0.0661       197,300       12,583           4.22/1
     Mary                           1,087        0.0799        86,800        8,088           7.44/1
     -----------------------------------------------------------------------------------------------
     MINERAL RIDGE MINE TOTAL       5,176        0.0680       352,200       22,385           4.32/1
     -----------------------------------------------------------------------------------------------

The life-of-mine direct cash operating costs (before taxes, royalties, amortization, depreciation and debt service) were estimated in the Parrish Report to be $235 per ounce and total operating costs (including debt service costs) were estimated to be $355 per ounce.

The life-of-mine, cumulative project cash flow of $13.5 million is set out in the Parrish Report. This cash flow was based on an economic analysis using constant dollars, applying no leveraging, viewing the project on a stand-alone basis. The estimates in the Parrish Report, assuming cash flows are realized at year end, no change in current taxation structure and a gold price averaging $407 per ounce for the 120,000 ounces hedged under the Company's hedging line, and $385 per ounce for the balance of production, indicated an internal rate-of-return of 12% after all applicable taxes. Price, ore reserve grade, and gold recovery all have about the same and greatest sensitivity on the projected cash flow.

Since the date of the calculation of the internal rate of return, gold prices have dropped significantly and, in response, the Company has revised its mining plan which will impact the estimated cost of production. As a result, the assumptions relating to the costs of gold production and to the revenue generated by the sale of gold which underly the calculation of the internal rate of return are no longer accurate. If gold prices remain at current levels, the actual internal rate of return realized by the Company could be significantly lower than 12% or even negative.

PERMITTING

Work on all significant permits was initiated in 1995. The Plan of Operations and Reclamation Plan were key to acquiring these permits and both were submitted to the United States Bureau of Land Management (the "BLM") in January 1996. On July 26, 1996, the BLM issued a Finding of No Significant Impact and Decision Record (the "Record of Decision") which allowed the Company to commence construction of the Mineral Ridge Mine.

In early October 1996, the Mineral Ridge Mine received a Reclamation Permit and posted an initial reclamation bond in the amount of $1.6 million clearing the way to commence construction. Since that time, all additional permits required from the State of Nevada in order to commence mining operations have been obtained.

EXPLORATION AND DEVELOPMENT

Exploration at Mineral Ridge in 1997 consisted of a two phase program, with the first stage designed to increase definition of the Mary, Brodie and Upper Drinkwater deposits, while the second part tested the down-dip, underground potential of the Mary and Custer Shaft targets. The 1997 program included 118 reverse circulation drill holes for a total of 22,140 feet of drilling. An additional 19 rotary percussion holes were drilled using the IR DM45 blasthole drill. The mine reserves were updated in late 1997 using the new data obtained in the drilling program, incorporated into a geologically constrained mineralization model. Compilation of historic surface and underground geology, structure and assay information is in progress to locate additional reserves which may be developed by surface and underground mining
methods.   An additional 22 lode claims were located to extend coverage of the property to almost three line miles of strike on the mineralized contact.

CURRENT STATUS

Operations at the Mineral Ridge Mine consist of open-pit mining, four-stage crushing, agglomeration, heaping onto a permanent leach pad, and leaching and recovery by conventional cyanide and carbon adsorption methods. Mining is by contractor. Crushing is to 100% minus 6 mesh [approximately 1/8 inches
(0.3 centimeters)]. The estimated gold recovery is 80.8% realized in 120 days after heaping in 20 feet (6.1 meters) lifts to a total height of 120 feet (36.6 meters).

In August 1996, a fixed price, turnkey contract was awarded to Roberts and Schaefer Company of Salt Lake City, Utah, for Engineering, Procurement and Construction Management (EPCM) of the Mineral Ridge Mine processing and other facilities. Construction proceeded according to schedule and mechanical completion was achieved on May 29, 1997. Final completion and testing of the facility was achieved on August 7, 1997.

Subject to the availability of funding, additional construction will be required in 1998 for leach pad expansion. This final expansion will more than double the available area for leaching.

A 69 kV powerline has been installed to the mine site by Sierra Pacific Power Company. Water for mining and processing is drawn from an 1,800 foot (540 meters) deep, well adjacent to the processing plant. Subject to the availability of funding, measures will be taken in 1998 to supplement the supply of water from an alternative water source.

The Company initiated mining operations at the Mineral Ridge Mine in the Gold Wedge and Drinkwater pits in October 1996, and ore was stockpiled in advance of process plant start-up. Mining in the Gold Wedge pits has been completed. Current active pits are the Drinkwater and the Gordon-Brodie. Contract mining of the Mineral Ridge Mine ore deposits was carried out by D.H. Blattner & Sons Inc., of Avon, Minnesota; but due to low gold prices, mining was temporarily suspended in November 1997.

A total of 4.6 million tons has been mined since mining began in October 1996. Of this total, 625,000 tons of ore has been mined at an average grade of 0.074 opt and hauled to the stockpile and 4.0 million tons of waste rock has been mined. Mining has taken place in the Drinkwater, Gold Wedge and Gordon-Brodie pits. In addition, ore has been hauled from the Low Grade stockpile.

The crushing plant is designed for a maximum production rate of approximately 230 tons per hour. The ADR plant is designed for solution flows of 600 gallons per minute. As designed, these facilities will be capable of handling the planned production rate of 2,700 tons per day, which, at the planned mine head grades, would result in the average annual production of 50,000 ounces of gold.

As of December 31, 1997, in excess of 500,000 tons of ore has been crushed and stacked on the leach pad at an average grade of 0.063 ounces per ton (2.1 grams per tonne). Initial gold production began in June 1997.

Because of declining gold prices, the reserves were reevaluated using a gold price of US$325 per ounce. This was performed in house by Mineral Ridge employees using MEDSYSTEM software. The following table summarizes the reserves on December 31, 1997, after mining in 1996 and 1997.

     ----------------------------------------------------------------------------------------------------------
                                    Mineral Ridge Mine
                                   Mineable Ore Reserves
     ----------------------------------------------------------------------------------------------------------
                                                                                      Water/Ore
     st = dry short tons           Ore st       Opt Au      Oz Au       Waste st         Ratio        Total st
     ----------------------------------------------------------------------------------------------------------
     LOW GRADE STOCKPILE           563,000       0.048      27,024                                      563,000

     GORDON BRODIE                 120,712       0.059       7,127        319,525         2.65          440,237

     DRINKWATER                  1,732,232       0.072     124,679      5,981,907         3.45        7,714,139

     MARY SOUTH                    161,888       0.067      10,910      1,156,451         7.14        1,318,339

     MARY NORTH                    436,494       0.068      29,761      2,638,084         6.04        3,074,578
     ----------------------------------------------------------------------------------------------------------

     TOTAL MINERAL RIDGE         3,014,326       0.066     199,501     10,095,967         3.35       13,110,293
     ----------------------------------------------------------------------------------------------------------


IVANHOE PROPERTY

OWNERSHIP, LOCATION AND CLIMATE

The Company owns a 25% interest in the Ivanhoe Property through its wholly-owned subsidiary, Touchstone Resources Company.

The Ivanhoe Property, which is approximately 50 miles northeast of Battle Mountain, Nevada, is located at the northwestern end of the Carlin Trend in an area between Little Antelope Creek on the south to the Midas Trough on the north. The property currently consists of 510 unpatented mining claims and covers approximately 9,231 acres. Access to the property is available either via an eleven mile road from Midas, a county road from Battle Mountain, or a road from the Dee Mine six miles southeast of the property.

The terrain is rolling to hilly with local areas of moderately rugged relief and steeply incised drainage. Elevations range from 5,400 feet to 6,250 feet in the project area. Temperatures are variable between winter lows of -30 F to summer highs in excess of 105 F. Normal field seasons extend from April through November and precipitation averages 8 to 10 inches annually with most occurring as snow in the winter and rain during May and June.

Newmont Explorations Limited ("Newmont") decreased the number of unpatented mining claims during 1995 after its decision to withdraw from the Ivanhoe Venture. The Hollister deposit, which includes the area in the Phase I development (the USX zone), represents an area of approximately one square mile. The Ivanhoe joint venture's interest in the property is by way of option agreements, mining leases, operating rights agreements and staked mining claims.

Pursuant to an agreement dated August 13, 1997, Great Basin Gold Inc. is earning up to a 75% interest in the property by incurring expenditures totaling $5 million.

PROPERTY HISTORY

Pursuant to an agreement dated January 19, 1987, the Company acquired from USX Corporation ("USX") an option to purchase a 100% interest in part of the Ivanhoe Property for a purchase price of $3,250,000. USX reserved a non-participating royalty equal to the difference between 5% of the net smelter returns from all minerals produced from the property and all royalties paid pursuant to the underlying mining leases. This royalty was assigned to Franco-Nevada Mining Corporation and Euro-Nevada Mining Corporation in March 1992.

Following the acquisition of USX's interest, the Company proceeded to increase its interest in the Ivanhoe Property through the staking of mining claims and the acquisition of mining leases and operating rights agreements with options to purchase the claims. The mining leases and operating rights agreements then acquired provided for annual advance minimum royalties that are fully creditable and recoverable against production royalties which range from 2.5% to 3.5% of net smelter returns from all minerals (with limited exceptions) produced from the mining claims.

On May 19, 1989, the Company and Galactic Resources Ltd. ("Galactic") signed definitive agreements, effective April 4, 1987, which established the terms and conditions of a joint venture for the exploration and development of the Ivanhoe Property. Galactic acquired a 50% interest in the Ivanhoe Property on March 1, 1990 in consideration of the issue of 750,000 Galactic shares (which were assigned a value of $5,540,000), the expending of a minimum of $4,000,000 for the completion of a feasibility program and report on the Hollister deposit and providing or arranging all financing required to develop and construct facilities to operate a mine on the Hollister deposit as recommended by the feasibility report. Construction of the Hollister Mine began in April 1990 and was completed in October 1990. Gold production recovered from the Hollister Mine and attributed to the Company for the years 1990 to June 1996 totaled 50,457 ounces. Mining ceased in May 1992 and production from residual leaching continued throughout the balance of 1992 to June 1996.

     ----------------------------------------------------------------------------------------------
                                                                   Cornucopia's Share
                                                   Total Gold         of Production
     Period                                        Production           Quantity         Percentage
     ----------------------------------------------------------------------------------------------
     GALACTIC/CORNUCOPIA AGREEMENT
     Oct. - Dec., 1990                               5,974 oz           2,987 oz            50%
     Jan. - Dec., 1991                              59,978 oz          29,989 oz            50%
     Jan. - May, 1992                               20,174 oz          10,087 oz            50%

     IVANHOE VENTURE
     May - Dec., 1992                               14,662 oz           3,666 oz            25%
     Jan. - Dec., 1993                              10,320 oz           2,580 oz            25%
     Jan. - Dec., 1994                               1,080 oz             270 oz            25%
     Jan. - Dec., 1995                               2,518 oz             630 oz            25%
     Jan. - June, 1996                                 990 oz             248 oz            25%
     ----------------------------------------------------------------------------------------------

The Galactic/Cornucopia joint venture terminated upon completion of the sale of various interests in the Ivanhoe Property and assets to Newmont as described below.

IVANHOE VENTURE

The Company's indirect wholly-owned subsidiary, Touchstone entered into a letter agreement dated March 26, 1992, with Newmont for the sale to Newmont of half of Touchstone's 50% interest in the assets of the Ivanhoe Property in consideration for $6,700,000 payable in cash on the closing date. At about the same time, Newmont also entered into an agreement with Ivanhoe Gold Company ("Ivanhoe"), an indirect, wholly-owned subsidiary of Galactic, to acquire all of Ivanhoe's 50% interest in the assets of the Ivanhoe Property in consideration for $13,400,000, payable in cash on the closing date. Each of Ivanhoe and Touchstone negotiated their respective transactions at arm's length with Newmont and each other.

The sales transactions were completed on June 23, 1992, and accordingly Newmont acquired a 75% interest in the Ivanhoe Property, with Touchstone holding the remaining 25% interest. Touchstone and Newmont then entered into a mining venture agreement (the "Ivanhoe Venture") for further exploration and development of the Ivanhoe Property with Newmont being appointed as manager.

GEOLOGY

The Ivanhoe Property is located at the northwestern end of the Carlin Trend, a major, linear structural zone containing at least 15 major gold deposits. The gold mineralization in these deposits typically occurs as disseminations in Lower Paleozoic clastic and carbonate rocks above and below the Roberts Mountain Thrust. This regional structural "stacking" gives rise to the concept of upper and lower plate hosted deposits. At Ivanhoe, gold deposits occur in Tertiary volcanic rocks unconformably overlying the upper plate clastic rocks.

Compilation of regional geological mapping data and regional gravimetric surveys suggests the Ivanhoe Property straddles the axis of a northwest-trending, northwesterly plunging, basement anticline in the Paleozoic sequence known as the Tuscarora Mountains Anticline. The Hollister deposit appears to lie on the crest of this open, asymmetric fold along which many other Carlin Trend deposits occur.

Two episodes and styles of gold mineralization and alteration are recognized in the Ivanhoe district. The most important event producing the majority of gold and mercury mineralization is epithermal in character and occurs in the Tertiary (Miocene) volcanic sequence. This event, dated at about 15Ma in age, gave rise to the Hollister deposit and other volcanic-hosted prospects on the property. An earlier gold mineralization system of mesothermal character occurs in and around the zoned Hatter stock about 1.5 miles east of Hollister and is thought to be related to an earlier Eocene intrusive event.

The dominant alteration and gold mineralization signature on the Ivanhoe Property is the 15Ma Miocene event. The total Miocene fossil epithermal field covers an area greater than 50 square miles. Within the Hollister deposit area, gold mineralization occurs over an area 7,000 feet north-south by 4,000 feet east-west. Outside of Hollister, most Miocene alterations and mineralization occurs within the Silver Cloud - Quiver and Quiver - Gov/Fox structural corridors.

At Hollister, gold mineralization is stratabound, disseminated, oxide/sulfide, and hosted primarily in Miocene Lower Tuff and Andesite (Basalt). As estimated by Pincock, Allen & Holt, Inc. in 1990, an approximate 10 million ton proven and probable reserve grading 0.038 opt gold occurs in portions of the Clementine, Velvet and Butte zones within the Hollister deposit north of the USX pit. This reserve is treated as a resource in light of current gold prices and the dated nature of the Pincock, Allen and Holt, Inc. estimates. Higher grade mineralization occurs along the Valmy-lower Tuff contact, within the basal 80 feet of the Andesite (Basalt) and along fault structures and structural intersections. Sporadic, lower grade mineralization (LESS THAN 0.02 opt gold) occurs in the Upper Tuff. Significantly, subeconomic to economic gold mineralization also occurs in narrow (+10 feet) structural zones and quartz-pyrite veined Valmy Formation beneath the deposit.

Structure plays the dominant role in the localization and resulting geometry of gold mineralization at Hollister. For example, the primary ore control in the USX West Pit is a WNW trending fault which localized high grade mineralization in the lower Tuff. Other high grade pods are localized where this fault intersects N40 E trending faults. In the USX East Pit, higher grade mineralization is localized where N30 W and N50 E faults intersect in the center of the pit and where N30 E and N5 E faults intersect a major N65 E structure in the northeast part of the pit.

Outside the Hollister resource area, only subeconomic, minor, discontinuous disseminated mineralization has been found. Typical disseminated gold grades range from 0.002 to 0.01 opt gold and rarely exceed 0.02 opt gold. Structurally controlled mineralized zones outside Hollister contain higher grades (0.01 to 0.03 opt gold) especially where quartz-kaolinite alteration over-prints quartz-adularia alteration. To date, no potentially economic mineralization has been found outside of the Hollister deposit area.

MINING OPERATIONS

The Hollister Mine was a surface mine with two coalescing open pits in the USX zone with heap leach gold extraction and a carbon adsorption gold recovery plant located approximately one half mile from the operating pits. In addition, the mine site also included a waste dump, topsoil stockpiles, haul roads, office, laboratory, and a warehouse/shop facility. The project utilized conventional drilling and blasting techniques and material movement methods. The USX zone of the Hollister deposit was mined out and shut down in May 1992. Production from residual leaching continued from 1992 through to June 1996.

EXPLORATION

Exploration in 1991 and early 1992 was primarily directed at the Hatter intrusive complex with additional activity focused on the Quiver, GOV, Sheep Corral and Little Antelope Creek areas. During this period, drilling was completed in the Hollister, GOV and Hatter areas and various geochemical and geophysical surveys were completed throughout the property.

A total of 76 drill holes (34 "exploration" and 42 "development") amounting to 41,263 feet were completed in this 1991-1992 period including 8 holes aggregating 14,400 feet that were completed by March 1992. In the Hollister area, the drilling tested shallow oxide zones within the Tertiary volcanic sediments and deeper sulfide potential in the Palaeozoic basement rocks. Hollister drill holes which had significant impact included north A-45 holes which had intercepts of 340 feet of 0.038 opt gold and 281 feet of 0.032 opt gold and a Velvet hole which intercepted 142 feet of 0.067 opt gold. In the GOV area the drilling intercepted a previously unknown gold zone (0.003 to 0.014 opt gold) in quartz-pyrite stockwork that was 400 feet thick. A Hatter hole intersected 85 feet of fault breccia that graded 0.024 opt gold.

Other activities in 1991 and early 1992 included geological mapping and completion of a number of geochemical surveys in the Hatter, Craig, Little Antelope Creek, Quiver, SLB and GOV areas. Geophysical work included reprocessing of airborne magnetics and completion of controlled source audio-magnetotelluric (CSAMT), ground magnetic and IP surveys.

From the time exploration was resumed by the Ivanhoe Venture in mid-1992, the entire Ivanhoe Property was geologically mapped in the folio style used by Newmont elsewhere on the Carlin Trend and, during 1992 and 1993, a total of 12 core and 56 RVC holes, aggregating 15,294 feet and 37,660 feet, respectively, have been drilled. In addition, a combined rock chip, soil and stream geochemical survey and regional gravity airborne magnetic and airborne thematic surveys were completed prior to the end of 1992. Anomalous gold mineralization was encountered in the GOV and Sheep Corral and West Silver Cloud areas.

Regional mapping coupled with regional gravimetric surveys completed during the 1992/1993 exploration program strongly suggest the Hollister deposit lies along the crest of a basement paleohigh - the Tuscarora Mountains Anticline - which localizes numerous other Carlin Trend deposits to the southeast. This revelation is particularly significant in that it strongly suggests the Hollister deposit lies on the Carlin Trend. The 1992/1993 exploration program also developed working genetic models of Eocene and Miocene gold mineralization.

The 1994 exploration program was evenly split between the Hollister deposit area and the remainder of the property. At Hollister, 20 reverse circulation rotary holes (12,690 feet) and 7 core holes (4,318 feet + 500 feet rotary pre-collars) were drilled to define the limits of the volcanic-hosted gold mineralization and to explore for underlying, high-grade "feeder zones" in the Valmy Formation. Exploration peripheral to the known resource did not locate any new zones of mineralization or significantly expand the known zones. A high-grade fault breccia/vein was drilled near the western margin of the Clementine resource to offset an earlier 1994 rotary intercept of 15 feet grading 1.5 opt gold in the Valmy Formation. This hole cut 2.4 feet that graded 37.4 opt gold and terminated in the mineralized zone due to stuck drill rods. Two additional attempts to offset this intercept 200 feet to the northeast fell short of the target due to voids and resultant stuck rods. One core hole was also completed in the southern Velvet area to twin an existing rotary hole.

Flotation and bio-oxidation tests were performed on samples of sulfide mineralization from the Rowena and USX zones. Encouraging results stemmed from both sets of tests. Rougher concentrates recovered 70% of the contained gold in a product assaying 0.545 opt gold. Cleaner concentrates assayed 1.05 opt gold with 31% sulfide sulfur. Bio leach tests resulted in oxidation of 88% to 96% of the sulfide and extraction of 75% to 94% of the gold.

Seventeen individual target areas were selected for further work outside of the Hollister deposit area in 1994. Many of these areas were chosen in light of the Miocene gold mineralization model as reviewed above in concert with the recently completed 1:24,000 scale property-wide compilation maps. Two core holes (855 feet + 1,200 feet rotary pre-collars) and eleven rotary holes (7,725 feet) were drilled in five of these target areas. Of the remaining twelve areas, recommendations were made to hold eleven and drop one.

At Hatter, two shallow angled core holes intersected the continuation of the mineralized, north-south trending West Hatter Shear, but gold values were restricted to narrow (5-10 foot) intervals of 0.010 to 0.024 opt gold within broad zones (180 feet) grading 0.005 opt gold. No Phase 2 follow-up program was recommended.

Phase I, reverse circulation drilling at Rimrock, SLM, Jackson and Silver Cloud intersected only anomalous gold values. No follow-up drilling was undertaken.

CURRENT STATUS

In early 1995, Newmont completed an in-house pre-feasibility analysis of the Hollister gold deposit and concluded that the Butte and Velvet deposits did not meet Newmont's present size and investment criteria for near-term development.

As a result of the above, on July 11, 1995, Newmont advised the Company of its decision to withdraw from the Ivanhoe Venture. Upon notification by Newmont of its decision to withdraw, the Company entered into an option agreement with Newmont on the same date to acquire Newmont's interest in the Ivanhoe Property. Thereafter, the Company entered into an agreement dated August 13, 1997 with Great Basin Gold Inc. whereby Great Basin may earn up to a 75% interest in the Ivanhoe Property by paying $1 million to Newmont (paid) as a contribution to the reclamation fund, spending $2.8 million by August 12, 1999, on exploration and related costs and by purchasing 1.1 million units in the capital stock of Cornucopia Resources Ltd. for C $1.00 per unit (completed). The reclamation fund consists of $4.5 million of which $3,000,000 has been contributed by Newmont, $500,000 by the Company and $1,000,000 by Great Basin. Any eventual reclamation costs incurred on the Ivanhoe Property greater than $4,500,000 will be funded as to $500,000 each by Newmont, Great Basin and the Company. Further overruns, if any, will be funded as to 75% by Newmont, 18.75% by Great Basin and 6.25% by the Company. See Item 1 (m): "Reclamation Obligations".

In 1995, the joint venture's land claims were downsized to 510 claims which include a substantial area around the Hollister deposit and the Hatter dome. The property is in good standing and the leached out heaps continue to be rinsed in the course of reclamation.

1997 ACTIVITIES

As operator of the Ivanhoe Joint Venture, Great Basin has identified two primary exploration targets; the Hollister deposit and the Hatter intrusive gold-bearing system. The 1997 exploration program commenced with an analysis of all geological and geophysical data compiled by previous operators. This has been used in conjunction with proven exploration techniques developed at the nearby Rossi deposit of Meridian Gold Inc., where near-surface gold mineralization was successfully traced to large bodies of high-grade mineralization at depth.

Based on the model created by this analysis, an initial drill program was commenced in October 1997, to test the Valmy Formation where Newmont had encountered a high-grade intersection in 1994. The program consisted of six core holes totaling 2,380 feet which were completed in February 1998. Assay result highlights from 134.7 feet of selected whole core samples are tabulated below:


----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Gold                     Silver
Drill            From               To          Intercept       Intercept      ---------------------------------------------------
Hole            (feet)            (feet)         (feet)         (metres)        (oz./ton)    (g/tonne)      (oz./ton)    (g/tonne)
----------------------------------------------------------------------------------------------------------------------------------
IH-002              961.5          994.7           33.2           10.12           0.132          4.53           3.2          110
              incl. 968.0          976.0            8.0            2.44           0.243          8.33           1.8           62
              also  984.5          990.0            5.5            1.68           0.178          6.10          13.4          460
----------------------------------------------------------------------------------------------------------------------------------
IH-003              975.4          984.7            9.3            2.83           0.278          9.53           2.1           72
----------------------------------------------------------------------------------------------------------------------------------
IH-004              607.1          617.7           10.6            3.23           4.964        170.23          47.8         1639
              incl. 613.1          617.7            4.6            1.40          11.130        381.69         103.4         3546
                    634.5          647.1           12.6            3.84           1.635         56.07          39.0         1337
----------------------------------------------------------------------------------------------------------------------------------

Careful core logging and detailed microscopic and microprobe analysis indicates that the high grade gold-silver mineralization intersected in Valmy Formation rocks in this initial drilling is similar to the recently discovered Ken Snyder Mine located 15 miles northwest of Ivanhoe on the Midas Property, owned by Franco-Nevada and Euro-Nevada Mining Corporations. The Valmy mineralization at Ivanhoe and the Midas system are both characterized by coarse-gold as electrum with locally abundant silver mineralization occurring as naumannite and aguilarite within finely banded quartz veining.

Although significant near surface drill-indicated and inferred resources remain in the Hollister area, current economic conditions, coupled with a change in Company focus towards exploring for larger deep Carlin gold systems, caused Newmont to initiate reclamation of the USX pit areas on June 1, 1996. Newmont submitted a formal reclamation and closure plan in March 1997 to the State of Nevada and the Bureau of Land Management. Newmont commenced more extensive reclamation in the Spring of 1997. In view of the fact that reclamation has begun, it is unlikely that the shallow gold resource at the Hollister deposit will be mined.

OTHER PROPERTY INTERESTS

The Company has interests in certain properties which are not considered to be material to current operations. A brief summary of 1996 and 1997 activities on each of these properties follows:

YAKOBI ISLAND PROPERTY

The Yakobi Island property is located approximately 70 miles west of Juneau in the Sitka Recording District, at the northernmost end of the Alexander Archipelago of Southeast Alaska. The property consisted of 39 unpatented federal claims and 11 patented federal claims at Bohemia Basin. It also includes a 1.95 acre Alaska Tidelands Lease which covers a 300-foot dock at the Lower Camp access to Bohemia Basin. The Company held an undivided 100 percent interest in certain patented and unpatented mineral claims on the Yakobi Island property. In August 1997, all rental payments on the unpatented claims held by the Company on this property were allowed to lapse. The Company intends to hold its interest in the patented claims and maintain the tideland lease for use of the dock at Bohemia Basin.

The property is without a known body of commercial ore and the Company's activities on the property to date have been exploratory in nature.

SOUTH MONITOR PROPERTY

The South Monitor property, which consists of 147 unpatented mining claims, is located in west-central Nevada between the Ellendale and Hannapah Mining Districts at the southern end of the Monitor Range, Nye County. The property is held by the Company, through its subsidiary Touchstone Resources Company, and Gold Exploration General Partnership, whose general partner is Nassau Ltd. Each partner holds a 50% interest in the property. The partners have elected to farm the property out to larger exploration companies who have the resources to fully explore the property's mineral potential.

The South Monitor property is without a known body of commercial ore and the Company's activities on the property to date have been exploratory in nature.

RED MOUNTAIN PROPERTY

The Company acquired this property as a result of the amalgamation of Cornucopia Resources Ltd. and Cyrano Resources Inc. in November 1985.

The Red Mountain property, situated approximately 13 miles from Silverton and Ouray, Colorado, consisted of 48 patented mining claims and 51 unpatented lode claims in Ouray and San Juan Counties in Southwestern Colorado. The Company determined that it was not interested in retaining the property and executed a quit-claim effective September 27, 1989, which reconveyed its interest in the property to Frank W. Baumgartner and Sial Exploration Inc.

The Division of Minerals and Geology (previously the Colorado Mined Land Reclamation Division) inspected the property in 1992 and 1993 and concluded that a full release of funds in trust of $60,000 was dependent on further evaluation of the revegetation on the property. In 1994, weather conditions prohibited inspection by the authorities. Another inspection was performed in 1995 when it was determined that further monitoring of vegetation was required prior to full release of the reclamation bond. In 1996, the Company received a release from Baumgartner for $50,000 of the funds held in trust. No inspection was performed in 1997 and the $10,000 balance will be held in trust by the Forestry Department until restoration of the land is considered complete.

ITEM 3:   LEGAL PROCEEDINGS

The Company is from time to time involved in various legal proceedings of a character normally incidental to its business. The Company does not believe adverse decisions in any pending or threatened proceeding, or any amounts which it may be required to pay by reason thereof, will have a material adverse effect on the financial condition of the Company.

Roberts & Schaefer, on December 8, 1997, recorded its notice of lien on the Mineral Ridge property claiming for holdback, legal fees and interest.
Holdback of $599,512 remains outstanding and is recorded under accounts payable and will be paid pending the resolution of a construction deficiency at the mine facility, and as permitted by the cash flow of Mineral Ridge Resources Inc.

D. H. Blattner & Sons, on February 10, 1998, recorded its notice of lien on the Mineral Ridge property for payment of invoices for contract mining. Invoices totaling $699,000 are recorded in accounts payable and will be paid as permitted by the cash flow of Mineral Ridge Resources Inc.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

CORNUCOPIA RESOURCES LTD.
PART II

ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Shares of the Registrant are listed and trade in Canada on the Toronto Stock Exchange under the symbol "CNP" and are quoted in the United States on The Nasdaq Stock Market's, SmallCap Market ("Nasdaq") under the symbol "CNPGF". The high and low trade prices of the Registrant's Common Shares as reported on the Toronto Stock Exchange for each quarter during the past two years are as follows:


     ---------------------------------------------------------------------
                                                       High      Low
         Period                                        (C $)     (C $)
     ---------------------------------------------------------------------
         1996     First quarter                        2.80      1.69
                  Second quarter                       3.00      1.80
                  Third quarter                        2.53      1.35
                  Fourth quarter                       1.70      0.95

         1997     First quarter                        1.29      0.90
                  Second quarter                       1.10      0.70
                  Third quarter                        0.85      0.45
                  Fourth quarter                       0.79      0.19

         1998     First quarter (to March 26, 1998)    0.49      0.19
     ---------------------------------------------------------------------

The following table sets forth, for the periods indicated, the high and low bid prices of the Registrant's Common Shares as quoted on The Nasdaq SmallCap
Market:


     ---------------------------------------------------------------------
                                                       High       Low
         Period                                       (US $)     (US $)
     ---------------------------------------------------------------------
         1996     First quarter                        2.09      1.15
                  Second quarter                       2.16      1.25
                  Third quarter                        1.81      1.00
                  Fourth quarter                       1.28      0.66

         1997     First quarter                        0.94      0.62
                  Second quarter                       0.81      0.50
                  Third quarter                        0.59      0.31
                  Fourth quarter                       0.56      0.16

         1998     First quarter (to March 26, 1998)    0.38      0.13
     ---------------------------------------------------------------------

The Nasdaq quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As at March 3, 1998, there were 2,113 registered shareholders of record holding a total 38,663,540 Common Shares of the Company. To the best of the Registrant's knowledge, as of March 3, 1998, there were 93 registered Canadian shareholders, 6 international shareholders, and 2,014 shareholders resident in the United States holding approximately 12,190,910, 74,124 and 26,398,506 shares respectively, which represented 31.53%, 0.19% and 68.28% respectively of the Company's shares then outstanding.

There are no arrangements known to the Registrant which, at a date subsequent to the date of this report, would result in a change of control of the Registrant.

There are currently no limitations imposed by Canadian federal or provincial laws on the rights of non-resident or foreign owners of Canadian securities to hold or vote the securities held. There are no such limitations imposed by the Registrant's Memorandum, Articles or contracts of which the management of the Registrant is aware.

There are no decrees or regulations in Canada or its several provinces that restrict the import or export of capital, including, but not limited to foreign exchange controls, or that affect the remittance of dividends or other payments to holders of the Registrant's securities. Any such remittances to United States residents, however, are subject to withholding tax.

TAX CONSIDERATIONS

The discussion under this heading summarizes the principal Canadian federal income tax consequences of acquiring, holding and disposing of Common Shares of the Registrant for a shareholder of the Registrant who is not resident in Canada but is resident in the United States and who will acquire and hold Common Shares of the Registrant and capital property for the purpose of the Income Tax Act (Canada) (the "Tax Act"). This summary does not apply to a shareholder who carries on business in Canada through a "permanent establishment" situated in Canada or performs independent personal services in Canada if the shareholder's holding in the Registrant is effectively connected with such permanent establishment or fixed base. This summary is based on the provisions of the Tax Act and the regulations thereunder and on counsel's understanding of the administrative practices of Revenue Canada, and takes into account all specific proposals to amend the Tax Act or regulations made by the Minister of Finance of Canada to March 3, 1997. It has been assumed that there will be no other relevant amendment of any governing law although no assurance can be given in this respect. The existing tax treaty between the United States and Canada essentially calls for taxation of shareholders by the shareholder's country of residence. In those instances in which a tax may be assessed by the other country, a corresponding credit against the tax owed in the country of residence is generally available, subject to limitations. This discussion is general only and is not a substitute for independent advice from a shareholder's own Canadian and US tax advisor.

The provisions of the Tax Act are subject to income tax treaties to which Canada is a party, including the Canada-United States Income Tax Convention
(1980) (the "Convention").

DIVIDENDS

The Registrant has not, since the date of its amalgamation, declared or paid any dividends on its Common Shares and currently intends to utilize all of its funds to finance its mineral exploration and development activities and for the acquisition of capital assets relating to its business. It does not foresee paying any dividends on its Common Shares in the near future.

Under the Tax Act, a nonresident of Canada is generally subject to Canadian withholding tax at the rate of 25% on dividends paid or deemed to have been paid to him by a corporation resident in Canada. The Convention limits the rate to 15% if the shareholder is resident in the United States and the dividends are beneficially owned by and paid to him, and to 6% for 1996 and to 5% for 1997 and thereafter if the shareholder is also a corporation that beneficially owns at least 10% of the voting stock of the payor corporation.

The Convention generally exempts from Canadian income tax dividends paid to a religious, scientific, literary, educational or charitable organization or to an organization constituted and operated exclusively to administer a pension, retirement or employee benefit fund or plan, if the organization is resident in the United States and is exempt from income tax under the laws of the United States.

SALES OF UNREGISTERED SECURITIES

(i) Pursuant to subscription agreements and an Agency Agreement dated December 6, 1994, the Registrant issued and sold 4,000,000 Special Warrants at a price of $1.25 per Special Warrant for gross proceeds of $5,000,000. Each Special Warrant entitled the holder to receive one Common Share and one share purchase warrant at no additional cost. The Special Warrants were exercised in 1995 and the equivalent number of Common Shares issued. At December 31, 1995, there were 4,050,000 share purchase warrants outstanding. During the year ended December 31, 1996, there were 1,595,700 Common Shares issued at $1.40 from the exercise of 3,393,400 share purchase warrants. The balance of the share purchase warrants related to this issue expired on December 6, 1996.

(ii) On March 5, 1996, the Registrant issued 900,000 units by way of a private placement at a price of C $2.00 per unit, for which the Registrant paid an agents commission of 5%. Each unit consists of one Common Share and one two year share purchase warrant exercisable at a price of C $2.30 during the first twelve months after closing and C $2.65 thereafter. At December 31, 1997, there were 900,000 share purchase warrants outstanding from this issue. These share purchase warrants expired on March 4, 1998.

(iii) Pursuant to subscription agreements and an Agency Agreement dated May 15, 1996, the Registrant issued and sold 6,050,000 Special Warrants at a price of C $2.00 per Special Warrant for gross proceeds of C $12,100,000. Each Special Warrant entitled the holder to receive one Common Share and one share purchase warrant at no additional cost.

      Two full share purchase warrants entitled the holder to purchase one Common Share of the Registrant at a price of C $2.75 per Common Share at any time prior to May 15, 1998.

      In addition the underwriters were paid a fee of C $847,000 and issued an aggregate 605,000 Broker's warrants. Each Broker's warrant is exercisable at C $2.33 for two years into a unit comprised of one Common Share and one-half of a share purchase warrant having the same terms as the Special Warrants described above.

      This issue of shares on exercises of share purchase warrants was subject to shareholder approval which was granted at an extraordinary meeting of the shareholders held on June 28, 1996.

      The Special Warrants were exercised on September 16, 1996 with the receipts being received for the final prospectus and the equivalent number of Common Shares issued. As at December 31, 1997, there are 3,932,500 share purchase warrants, including 907,500 Broker's warrants, outstanding from this financing.

(iv) On November 14, 1996, pursuant to the terms of a Special Warrant Indenture made as of the same date, the Registrant issued 2,180,000 Special Warrants at a price of C $1.20 each for gross proceeds of C $2,616,000.

      Each Special Warrant is exchangeable for one unit comprised of 1.1 Common Share, in aggregate 2,398,000 Common Shares, and 0.55 of one share purchase warrant. Each full share purchase warrant will entitle the holder to purchase one additional Common Share at a price of C $1.50 to May 15, 1998.

      As consideration for services rendered, the underwriters were paid a fee of C $183,120 and issued an aggregate of 218,000 Broker's Warrants.
      Each Brokers' Warrant is exercisable for one Compensation Option. Each Compensation Option entitles the holder to acquire one Common Share of the Registrant and one-half of one Common Share purchase warrant ("Underwriters' Warrant") at a price of C $1.30 to September 16, 1998. Each Underwriters Warrant entitles the holder to acquire one Common Share at a price of C $1.50 per share to May 15, 1998.

      On March 5, 1997, the net proceeds of C $2,432,880, from the issue and sale of the Special Warrants, were released from escrow with all receipts being received for a final prospectus. As at December 31, 1997, there were 1,199,000 share purchase warrants outstanding from this financing.

(v) On March 12, 1997, the Registrant announced a private placement of 1.1 million Special Warrants with one investor at a subscription price of C $1.00 per Special Warrant, for a total of C $1.1 million. Each Special Warrant will be exchangeable for one Unit, comprised of one Common Share and one share purchase warrant. Each Special Warrant will entitle the holder to purchase one additional Common Share at a price of C $1.25 during the twelve months after closing, expiring on March 26, 1998.

      The full amount of the subscription funds for this private placement were released to the Registrant upon issue of the Special Warrants. The Registrant obtained receipts from the regulatory authorities for the final prospectus on July 24, 1997, and subsequently issued 1,100,000 Common Shares and share purchase warrants. As at December 31, 1997, there were 1,100,000 share purchase warrants outstanding from this financing.

(vi) On January 17, 1997, the Registrant entered into a loan agreement with a financial institution for senior secured loan facilities of $13.0 million for construction and development purposes and working capital; and a $2.0 million contingency facility to be available to fund potential cost overruns and the initial debt service reserve.

      The bank was given warrants to purchase 1,500,000 Common Shares as part of the consideration for providing the loan and warrants to purchase 250,000 shares in consideration for establishing a letter of credit in the amount of $1.1 million to facilitate construction of power lines and ancillary electrical distribution equipment at the mine site. The warrants are exercisable at C $1.35 per share at any time until December 31, 2000. As at December 31, 1997, no warrants have been exercised from this issue.

UNITED STATES EXEMPTIONS

All of the distributions referred to above were made to either non-United States residents outside the United States in reliance with Regulation S or to qualified institutional investors in the United States in reliance to Rule 144.

DISPOSITION OF COMMON SHARES

Under the Tax Act, a taxpayer's capital gain or capital loss from a disposition of a Common Share of the Registrant is the amount, if any, by which his proceeds of disposition exceed (or are exceeded by, respectively) the aggregate of his adjusted cost base of the share and reasonable expenses of disposition. Three-quarters of a capital gain (the "taxable capital gain") is included in income, and three-quarters of a capital loss in a year (the "allowable capital loss") is deductible from taxable capital gains realized in the same year. The amount by which a shareholder's allowable capital loss exceeds the taxable capital gain in a year may be deducted from a taxable capital gain realized by the shareholder in the three previous or any subsequent year, subject to certain restrictions in the case of a corporate shareholder and subject to adjustment when the capital gains inclusion rate in the year of disposition differs from the inclusion rate in the year the deduction is claimed.

If a Common Share of the Registrant is disposed of to the Registrant other than in the open market in the manner in which shares would normally be purchased by the public, the proceeds of disposition will, in general terms, be considered as limited to the paid-up capital of the share and the balance of the price paid will be deemed to be a dividend. In the case of a shareholder that is a corporation, the amount of any capital loss otherwise determined may be reduced, in certain circumstances, by the amount of dividends previously received in respect of the shares disposed of, unless the corporation owned the shares for at least 365 days prior to sustaining the loss and (together with corporations, persons and other entities, with whom the corporation was not dealing at arm's length) did not own more than 5% of the shares of any class of the corporation from which the dividend was received. These loss limitation rules may also apply where a corporation is a member of a partnership or a beneficiary of a trust that owned the shares disposed of.

Under the Tax Act, a nonresident of Canada is subject to Canadian tax on taxable capital gains and may deduct allowable capital losses, realized on a disposition of "taxable Canadian property". Common Shares of the Registrant will constitute taxable Canadian property of a shareholder at a particular time if the shareholder used the shares in carrying on business in Canada, or if at any time in the five years immediately preceding the disposition 25% or more of the issued shares of any class or series in the capital stock of the Registrant belonged to one or more persons with whom the shareholder did not deal at arm's length and in certain other circumstances.

The Convention relieves United States residents from liability for Canadian tax on capital gains derived on a disposition of shares unless:

a) The value of the shares is derived principally from "real property" in Canada, including the right to explore for or exploit natural resources and rights to amounts computed by reference to production,

b) The shareholder was resident in Canada for 120 months during the period of 20 consecutive years, preceding, and at any time during the 10 years immediately preceding, the disposition and the shares were owned by him when he ceased to be resident in Canada, or

c) The shares formed part of the business property of a "permanent establishment" that the holder has or had in Canada within the 12 months preceding the disposition.

UNITED STATES TAX CONSIDERATIONS

UNITED STATES SHAREHOLDERS ("US HOLDERS")

As used herein, a "US Holder" includes a holder of Common Shares who is a citizen or resident of the United States, a corporation created or organized in or under the laws of the United States or of any political subdivision thereof and any other person or entity whose ownership of Common Shares is effectively connected with the conduct of a trade or business in the United States. A US Holder does not include persons subject to special provisions of federal income tax law, such as tax-exempt organizations, qualified retirement plans, financial institutions, insurance companies, real estate investment trusts, regulated investment companies, broker-dealers, nonresident alien individuals or foreign corporations whose ownership of Common Shares is not effectively connected with the conduct of a trade or business in the United States and shareholders who acquired their stock through the exercise of employee stock options or otherwise as compensation.

PASSIVE FOREIGN INVESTMENT COMPANY RULES

For United States federal income tax purposes, a foreign corporation will be treated as a passive foreign investment company (a "PFIC") if 75% or more of its gross income constitutes passive income or if 50% or more of its assets produce passive income or are held for the production of passive income. A US Holder will be deemed to hold shares of a PFIC if he holds shares in a foreign corporation and at any time during the holding period of the shareholder the foreign corporation constituted a PFIC under the above definition.

Generally, a US Holder of PFIC shares is subject to a special addition to tax and interest charge with respect to certain dispositions of and "excess distributions" with respect to shares of stock of a PCIF. (An excess distribution is defined as the amount of distributions received by a shareholder in a year with respect to stock in a PFIC which exceeds 125% of the average amount of the distributions to such shareholder during the three years prior to the year of the distribution.) This addition to tax is determined by allocating the amount of the gain on disposition or excess distribution to each day during the holding period of the shareholder of such stock. The amount of the gain or excess distribution which is allocated to taxable years after 1986 and prior to the present year is deemed to generate an additional tax (computed at the highest rate of federal income tax applicable to such shareholder in such year) and an interest charge, calculated at the statutory rate applicable to underpayments of federal income taxes.

Because the Company may have been a PFIC for its fiscal year ending December 31, 1993, and may have been a PFIC for some of its fiscal years ending before that date, each US shareholder of the Company should consult a tax advisor with respect to how the PFIC rules may affect such shareholder's tax situation. In particular, a US shareholder should determine whether such shareholder should elect to have the Company be treated as a Qualified Electing Fund in the event the Company is a PFIC. This might avoid adverse US federal income tax consequences that may otherwise result from the Company should it be treated as a PFIC.

DISTRIBUTIONS ON COMMON SHARES

US Holders receiving dividend distributions (including constructive dividends) with respect to the Registrant's Common Shares are required to include in gross income for the United States federal income tax purposes the gross amount of such distribution to the extent that the Registrant has current or accumulated earnings and profits, without reduction for any Canadian income tax withheld from such distributions. Such Canadian tax withheld (see above) may be credited, subject to certain limitations, against the US Holder's United States federal income tax liability or, alternatively, may be deducted in computing the US Holder's United States federal income tax by those who itemize deductions. (See more detailed discussion at "Foreign Tax Credit" Below). To the extent that distributions by the Registrant exceed current or accumulated earnings and profits of the Registrant, they will be treated first as a return of capital up to the US Holder's adjusted basis in the Common Shares and thereafter as gain from the sale or exchange of such shares. Preferential tax rates for long-term capital gains are applicable to a US Holder which is an individual, estate or trust. There are currently no preferential tax rates for long-term capital gains for a US Holder which is a corporation.

Dividends paid on the Registrant's Common Shares will not generally be eligible for the dividends received deduction provided to corporations receiving dividends from certain United States corporations. A US Holder which is a corporation may, under certain circumstances, be entitled to a 70% deduction of the United States source portion of dividends received from the Registrant if such US Holder owns shares representing at least 10% of the voting power and value of the Registrant. The availability of this deduction is subject to several complex limitations which are beyond the scope of this discussion.

FOREIGN  TAX CREDIT

A US Holder who pays (or has withheld from distributions) Canadian income tax with respect to the ownership of the Registrant's Common Share may be entitled, at the option of the US Holder, to either a deduction or a tax credit for such foreign tax paid of withheld. There are extremely complex rules and limitations which apply to the credit and deduction. The availability of the foreign tax credit or a deduction for foreign taxes and the application of the limitations on the credit to a specific taxpayer will be determined based on the specific circumstances of such shareholder. Accordingly, holders and prospective holders of Common Shares should consult their own tax advisors regarding their individual circumstances.

The foregoing discussion is based upon the sections of the Code, Treasury Regulations, published Internal Revenue Service rulings, published administrative positions of the Internal Revenue Service and court decisions that are currently applicable, any or all of which could be materially adversely changed, possibly on a retroactive basis, at any time. In addition, this discussion does not consider the potential effects, both adverse and beneficial, of proposed legislation which, if enacted, could be applied, possibly on a retroactive basis, at any time. The foregoing discussion is for general information only and is not intended to be, nor should it be construed to be, legal or tax advise to any holder or prospective holder of the Registrant's

Common Shares, and no opinion or representation with respect to the United States federal income tax consequences to any such prospective holders of the Registrant's Common Shares should consult their own tax advisors about the federal, state, local and foreign tax consequences of purchasing, owning and disposing of Common Shares of the Registrant.

SHARE CAPITAL AND STOCK INCENTIVE PLAN

The Registrant's Common Shares authorized, issued and outstanding and the Registrant's Stock Incentive Plan are described in the Notes to Financial Statements under note 7.

ANTI-TAKE OVER PROVISIONS OF ARTICLES

The overall effect of the Registrant's Articles may be to render more difficult or discourage the accomplishment of mergers, tender offers and forms of business combinations, reorganizations and sales of assets, as well as to discourage the assumption of control of the Registrant by a principal shareholder.

In August 1992, and amended in July 1996, the Registrant adopted a Shareholder Protection Rights Agreement (the "Plan") to protect the Company from unfair, abusive or coercive takeover strategies. The Rights issued to shareholders under the Plan will entitle the holder upon the occurrence of certain triggering events (including the acquisition of 10% or more of the Common Shares of the Registrant in a transaction not approved by the Registrant Board) to acquire additional equity interest in the Registrant at a 50% discount to the market. However, the Rights are not triggered by a "Permitted Bid" which is a bid that is made to all shareholders for all of their Common Shares in accordance with relevant securities legislation and other reasonable conditions, provided that a majority of the Common Shares held by independent shareholders are deposited in acceptance of such a bid.

The Plan is designed to prevent creeping takeovers and other coercive acquisition tactics. The Plan's Permitted Bid provision allows bidders to take bids directly to all of the shareholders without the cooperation of the Registrant Board. The Plan thus preserves the shareholders' right to consider such bids on a fully-informed basis. The Plan is not intended to deter fair offers for the Common Shares of the Registrant. The Plan also does not impose indebtedness or other burdens upon the Registrant's operations, and does not impair the Registrant Board's continuing efforts to enhance shareholder value.

The Registrant was not aware of any pending or threatening takeover bids for the Company on implementation of the Plan. A copy of the Shareholder Protection Plan was filed as an exhibit to the Registrant's Form 6-K dated June 30, 1992.

ITEM 6:  SELECTED FINANCIAL DATA

The following selected financial information has been derived from the consolidated financial statements of the Company for the periods indicated.

-----------------------------------------------------------------------------------------------------------------------------
                                                                              Years Ended December 31
                                                          1997           1996           1995          1994           1993
-----------------------------------------------------------------------------------------------------------------------------
OPERATING DATA

Revenues                                                      --    $   115,096    $   315,144    $   263,457    $   918,904

Gross profit (loss) from operations                       19,433        (78,269)       (19,749)        40,724        163,079

Interest and other income                                 51,705        460,093        280,914        204,652        216,225
Abandonment & write down of
  Resource Assets                                     16,000,000      1,026,325        701,006        164,158        534,328
Income (loss)                                        (18,464,625)    (2,610,635)    (2,640,663)    (1,924,518)      (864,212)

Income (loss) per share                                    (0.49)         (0.09)         (0.11)         (0.09)         (0.04)

Weighted average number of Common                     37,514,204     30,287,082     24,847,263     21,400,555     20,685,637
Shares outstanding

BALANCE SHEET AND OTHER DATA
(AT PERIOD END)

Total assets                                          18,357,596     24,615,551     11,561,496     13,369,024      9,417,968

Working capital                                      (13,970,445)      (263,587)     1,015,931      6,349,434      5,867,622

Provision for site restoration                           172,908             --        500,000        475,000        475,000

Capital Lease Obligations                                 42,436         95,830        109,866             --             --

Shareholders' Equity                                   2,588,145     20,297,412      9,420,622      7,043,872      8,774,908

Increase (decrease) in cash                           (2,873,581)     2,609,716     (5,387,816)     1,514,894    (2,232,603)
-----------------------------------------------------------------------------------------------------------------------------

There have been no changes in accounting methods over the five year period.

The Company uses the United States dollar as its reporting currency.
Monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the rate in effect on the dates of the related transactions. Revenue and expenses are translated at rates approximating exchange rates in effect at the time of transactions. See Item 1 - (p) "Currency and Conversion".

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial position of the Company and results of operations for the years ended December 31, 1997, 1996, and 1995, should be read in conjunction with the Consolidated Financial Statements and the related Notes.

These statements were prepared using accounting principles generally accepted in Canada, which agree in all material respects with accounting principles generally accepted in the United States, except as explained in note 8 to the Company's Consolidated Financial Statements.

OVERVIEW

The Company's primary focus is exploration, development and mining of precious metal deposits in the United States.

Construction at the Mineral Ridge heap leach gold mine in Nevada began in 1996, and mechanical completion was reached May 31, 1997. The first ore was fed into the crusher in early May 1997, and gold production began in June 1997. The mine has not met tests that qualify the project as being in full commercial production. Net smelter revenues (including the gain from closing forward gold sales contracts) continue to be recorded as an offset to capital expenditures and operating costs continue to be recorded as capital expenditures.

During the fourth quarter the Company conducted a review of the Mineral Ridge operations which resulted in the suspension of mining and crushing operations effective November 17, 1997, due the decline in spot gold prices and an unforeseen reduction in water supply to the heaps. Leach and process plant operations continue and gold continues to be recovered and sold at previously hedged prices. The return towards full production is dependent upon a number of factors, including those discussed under 'Liquidity and Capital Resources'.

As at December 31, 1997, the Registrant owned 14.6% of the outstanding common shares of Carlin Resources Corp. ("Carlin Resources"), a Vancouver Stock Exchange listed company, which has operations and mineral property interests in the Republic of Ghana, Burkina Faso and Niger, West Africa. To September 20, 1996, through voting interests and common management, the Company had been able to exercise effective control of Carlin Resources and, accordingly, its accounts were consolidated in the Company's consolidated financial statements. From September 20, 1996, to April 30, 1997, the accounts of Carlin Resources were accounted for by the equity method. Subsequently the cost method was used to account for the investment.

The Company has a 25% interest in the Ivanhoe Property in Nevada, an early stage exploration project. The Venture Agreement with Great Basin Gold Inc. provides that Great Basin can earn up to 75% interest by spending $2.8 million by August 12, 1999, and by payment to Newmont $1.0 million (paid) as contribution to the reclamation fund and by purchasing 1.1 million units in the capital stock of the Registrant at C $1.00 per unit (completed).
Great Basin is currently undertaking a drilling program on the property. The Company and Great Basin will be responsible for any reclamation costs over certain limits discussed below.

Due to the operating losses of the Company or the availability of loss carry forwards, there were no provisions for income taxes recorded in the consolidated financial statements for the years ended December 31, 1997, 1996, and 1995.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997, COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

REVENUES

Net smelter revenues totaling $7.6 million from the Mineral Ridge Mine, for shipments beginning in June 1997, through December 1997, continue to be recorded as an offset to capital expenditures until full commercial production status is attained.

Revenues from sales of gold from residual heap leaching on the Ivanhoe
Venture with Newmont Exploration Ltd., the Company's former venture partner, decreased to nil in 1997, from $0.1 million in 1996. Revenues from interest and other income were $0.1 million in 1997 and $0.5 million in 1996. In
1997, excess cash balances were lower and the portion of interest income relating to the Mineral Ridge project was capitalized against financing costs.

EXPENSES

General and administrative expenses decreased to $2.0 million in 1997 from $2.8 million in 1996. The decrease was principally due to lower costs associated with shareholder and investor relations activities and the elimination of general and administrative expenses associated with Carlin Resources.

The completion of five financings by Carlin Resources in 1996, in which the Registrant did not participate, reduced the Registrant's interest to 34% at December 31, 1996. This resulted in a gain of $0.6 million on the partial disposal of the investment. There were no such financings in 1997.

In 1997, the Company recorded a loss of $0.5 million from the write off of its investment in Carlin Resources.

The Company has recorded a write down of $16.0 million against the Mineral Ridge Mine. An undiscounted cash flow analysis of the Mineral Ridge Mine was performed using spot gold price assumptions of $325.00 for the year 1998, $350.00 for the year 1999 and $360.00 for years 2000 and beyond (see notes 5 & 8 to the consolidated financial statements). In 1996, the Company had total abandonment and write down expenses of $1.0 million including $0.6 million for the Tenke-Fungurume Concession in Zaire and $0.3 million for the Yakobi Island property in Alaska.

With the application of equity accounting to April 30, 1997, the Company's share of the loss reported by Carlin Resources was $0.1 million for the year ended December 31, 1997, and the same amount for the year ended December 31, 1996. In 1996, expenses were offset by a credit of $0.3 million relating to the Company's non-controlling interest in Carlin Resources compared to nil in 1997.

YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

REVENUES

In the year ended December 31, 1996, revenues from operations were $0.1 million compared to $0.3 in 1995. The change was due to an expected decrease in residual heap leaching on the Ivanhoe Property in which the Company had a 25% interest. Interest and other income increased by $0.2 million to $0.5 million, primarily due to higher average cash balances from two Special Warrants issues.

EXPENSES

The decrease in production costs of the joint venture to rinse the leach pads to $0.2 million in 1996 from $0.3 million in 1995 was due to a decision to begin reclamation in June 1996. An increase in general and administrative costs of $0.3 million related to head office expenses as a result of increased activity in the Company, additional employees, as well as negotiations and ongoing reviews related to acquisition of interests in producing and exploration properties. The expenses were offset by a gain of $0.6 million from the partial disposition of the Company's interest in Carlin Resources from 51% at year end December 31, 1995 to 34% as at the period ended December 31, 1996. In addition, the Company had total abandonment and write down expenses of $1.0 million, an increase of $0.3 million over 1995. The 1996 write downs include $0.6 million for the application for Tenke-Fungurume Concession in Zaire and $0.3 million for the Yakobi Island property in Alaska. The 1995 write down of $0.5 million relates to the proposed acquisition of Addwest Minerals, Inc. which was terminated during the quarter ended September 1995.

LOSS PER COMMON SHARE

The net loss for the year ended December 31, 1997, was $18.5 million of which $16.0 million was attributable to the write down of Mineral Ridge Mine assets. The net loss for the year 1996 of $2.6 million was the same as that in 1995.

The weighted average number of Common Shares for the year ended December 31, 1997, was 37.5 million which translates to a loss of $0.49 per share. The weighted average number of Common Shares for the year 1996 was 30.3 million versus 24.8 million for the same period in 1995, and the loss per share was $0.09 and $0.11 respectively.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

There was a working capital deficiency of $14.0 million at December 31, 1997, compared to a working capital deficiency of $0.3 million as at December 31, 1996.

Cash and cash equivalents decreased by a net amount of $2.9 million in the year ended December 31, 1997. Principal uses of cash were to fund net capital expenditures on resource assets at the Mineral Ridge property of $13.8 million and for $4.0 million in cash used in operations, primarily general and administrative expenses. These expenditures were financed by proceeds from the Mine Debt Financing Facility of $13.2 million, net proceeds from special warrants issued of $0.8 million and net proceeds from the disposition of 2.1 million shares of Carlin Resources of $0.9 million.

The working capital deficiency has forced the Company to delay payment to its mining contractor for invoices totaling $0.7 million for work performed. Notice of lien was filed by the mining contractor on February 10, 1998, against the Mineral Ridge property.

On December 8, 1997, the construction contractor recorded its notice of lien on the Mineral Ridge property claiming for holdback, legal fees and interest. Holdback of $0.6 million remains outstanding and is recorded in accounts payable and will be paid pending the resolution of a construction deficiency at the mine facility and as permitted by the cash flow of Mineral Ridge Resources Inc.

To improve liquidity, remove the above encumbrances and to enable necessary expenditures of capital at Mineral Ridge property, discussions are underway with third parties to obtain additional financing to strengthen the financial position of the Company. No assurances can be given that the Company will be successful in these endeavors.

MINERAL RIDGE MINE

Production began in late June 1997, which was two months later than expected due to weather related delays in completing the leach pad. Preproduction shipments of 13,951 ounces were made which together with hedge gains on contracts for 16,000 ounces of gold accounted for revenue of $5.3 million. The realization of a portion of the equity in future contracts of 56,000 ounces of gold accounted for a further $2.3 million of revenue.

For the mine to reach commercial production it is required to produce at a consistent level over a sustained period of time. As this test has not been met, net smelter revenues continue to be recorded as an offset to capital expenditures and operating costs continue to be recorded as capital expenditures.

Mechanical completion of the project was achieved on May 29, 1997, and the first gold poured in late June. Additions to resource assets at the Mineral Ridge Mine site during the year ended December 31, 1997, totaled $13.8 million which was due primarily to: $17.1 million in deferred construction costs, $2.7 million in ore stockpiled and $1.3 million in debt financing costs offset by precommercial net smelter revenue of $7.6 million. This brings the total cost to $30.8 million for the project to date compared to the $25.4 million construction budget. The construction budget consisted of $30.2 million in project development and construction offset by $4.8 million in pre-commercial production gold revenue.

The Mineral Ridge Mine was previously expected to reach commercial production by October 1, 1997. During the fourth quarter of 1997, the Company conducted a review of the Mineral Ridge operations which resulted in the suspension of mining operations due to the decline in spot gold prices and an unforeseen reduction in water supply to the heaps. During the suspension, leach operations will be ongoing and gold will continue to be recovered and sold. The Company has recorded a write down of $16.0 million, as at December 31, 1997, against the Mineral Ridge Mine.

Crushing of the existing mine stockpile of approximately 100,000 tons was initiated in early 1998. Lifting the suspension of mining operations and making the capital expenditures to bring the mine into full commercial production are critical to enable the mine to contribute positive cash flows by the fourth quarter of 1998. Achieving full commercial production will require the resolution of accounts owing to the two lien claimants, and the cooperation of Dresdner Kleinwort Benson. Furthermore, in order to source sufficient funds to make necessary capital expenditures, a business combination with a suitable partner will have to be completed in the current fiscal year. No assurances can be given that the Company will be successful in these endeavors.

MINE DEBT FINANCING FACILITY

On January 17, 1997, the Company entered into a loan agreement with Dresdner Kleinwort Benson for senior secured loan facilities of $13.0 million for construction and development purposes and working capital; and a $2.0 million contingency facility to be available to fund potential cost overruns and the initial debt service reserve.

Outstanding principle bears interest at 2.5% (on pre-completion amounts) and 2.0% (on post completion amounts) above (i) LIBOR for US dollar drawings and
(ii) LIBOR minus GOFO for gold drawings. Repayments were scheduled to commence September 30, 1997, in quarterly installments, to maturity on December 31, 2001.

The bank was given warrants to purchase 1,500,000 Common Shares as part of the consideration for providing the loan and warrants to purchase 250,000 shares in consideration for establishing a letter of credit in the amount of $1.1 million to facilitate construction of power lines and ancillary electrical distribution equipment at the mine site. The warrants are exercisable at C $1.35 per share at any time until December 31, 2000.

As of December 31, 1997, the Mineral Ridge Mine was not in compliance with certain covenants. Discussions to date have resulted in the bank deferring the principal payment of $1,500,000 which was originally scheduled on September 30, 1997, deferring the principal payment of $1,500,000 which was due on December 31, 1997 as well as other concessions.

In March 1998, the Company entered into discussions with the bank to provide a standstill agreement designating a period of time whereby the bank would not seek remedies provided in the Mine Debt Financing Facility triggered by various events of default and whereby the bank would agree not to seek enforcement of such remedies. As at March 26, 1998, the Company had not received the completed agreement.

PRIVATE PLACEMENT - MARCH 5, 1996

In 1996, the Registrant issued 900,000 units at C $2.00 per unit by way of private placement and paid an agent's commission of 5%. At December 31, 1997, 450,000 of the share purchase warrants from this issue remained outstanding. The share purchase warrants from this issue expired on March 4, 1998.

PRIVATE PLACEMENT - MAY 15, 1996

Pursuant to subscription and agency agreements, in May 1996, the Registrant issued 6.1 million special warrants at a price of C $2.00 per special warrant for gross proceeds of C $12.1 million. In addition, the underwriters were paid a fee of C $0.8 million and issued an aggregate of 605,000 broker's warrants. As at December 31, 1997, there were 3,932,500 share purchase warrants, including 907,500 broker's warrants, outstanding from this financing which expire on May 15, 1998.

PRIVATE PLACEMENT - NOVEMBER 14, 1996

Pursuant to subscription and agency agreements, the Registrant issued 2,180,000 special warrants at a price of C $1.20 each for gross proceeds of C $2.5 million. As consideration for services rendered, the underwriters were paid a fee of C $0.2 million and issued an aggregate of 218,000 broker's warrants. Each share purchase warrant entitles the holder to purchase one additional Common Share at a price of C $1.50 to May 15, 1998. As at December 31, 1997, there were 1,199,000 share purchase warrants outstanding. On March 5, 1997, the net proceeds from this issue were released from escrow when all receipts for the final prospectus were received from the exchanges.

PRIVATE PLACEMENT - MARCH 26, 1997

On March 26, 1997, a private placement of 1,100,000 special warrants at C $1.00 was made with each special warrant exchangeable for one unit, comprised of one Common Share and one Common Share purchase warrant. Each special warrant will entitle the holder to purchase one additional Common Share at C $1.25 for one year. On July 24, 1997, all receipts for the final prospectus were received from the exchanges and the shares and purchase warrants were issued. No additional proceeds were received from the issue of the underlying shares and warrants. The share purchase warrants relating to this issue expired on March 26, 1998.

DISPOSITION OF CARLIN RESOURCES SHARES

Effective April 29, 1997, the Registrant sold 2,100,000 shares of Carlin Resources, for net proceeds of C $0.59 per share and appointed an agent to sell the balance of the 1,535,639 common shares of Carlin Resources held by the Registrant, for net proceeds to the Registrant of C $0.65 per share until October 31, 1997, and C $0.95 per share until April 30, 1998. As at December 31, 1997 the Registrant held 1,561,139 shares of Carlin Resources and the carrying value of the investment has been reduced to nil.

As a result of the above-noted transactions, as at December 31, 1997, the Registrant held 14.6% of the outstanding common shares of Carlin Resources.

IVANHOE JOINT VENTURE

Under the terms of the Venture Agreement with Great Basin Gold Inc., exploration and related expenditures of $2.8 million are required to be made by Great Basin by August 12, 1999, otherwise Great Basin's participating interest will be diluted 1% for each $166,667 not made. After Great Basin has made the required exploration expenditures, the Company will be required to fund future exploration programs to the extent of its participating interest.

CONTRACTS

On August 20, 1996, the Company entered into a contract with Roberts & Schaefer Company for the construction of certain facilities and plant at the Mineral Ridge Mine. The total contract price is fixed at $12.4 million payable in installments for the portion of the work completed each month over the estimated six month construction period.

On January 21, 1997, the Company entered into a contract with D. H. Blattner & Sons, Inc. for open-pit mining over the life-of-mine estimated at six years. The contract price is based on performance of work. The unit prices and hourly rates remain constant through to December 31, 1997, and for ensuing years of the contract is subject to an escalation provision which must be approved by the Company.

The Company entered into a refining agreement with Handy and Harman Refining Group, Inc. on March 11, 1997, to further refine the Mineral Ridge Mine dore bars in the form of unallocated 0.995 London Metal for gold, or better, and unallocated 0.999 London Metal for silver, recognized as marketable on world markets. Under the terms of this agreement, the dore is toll refined and the refined gold and refined silver are returned to the Company's account for sale to third parties.

On July 11, 1997, Mineral Ridge Resources, Inc. entered into an agreement with Sierra Pacific Power Company to provide electric power to the Mineral Ridge Mine in Esmeralda County, Nevada throughout the life of the project. The agreement establishes certain long term prices for current and future capacity.

On October 29, 1997, the Registrant and First Dynasty Mines Ltd. jointly announced that the agreement previously reached, wherein the Registrant would issue Common Shares to acquire First Dynasty's subsidiary, New Millennium Mining Ltd., was terminated. Had this agreement closed, First Dynasty would have acquired a 54% interest in the Registrant. The agreement was canceled after both companies completed their due diligence investigations and concluded that the transaction did not satisfy enough of their respective objectives.

LEGAL

Roberts & Schaefer Company, on December 8, 1997, recorded its notice of lien on the Mineral Ridge property claiming for holdback, legal fees and interest. Holdback of $599,512 remains outstanding and is recorded under accounts payable and will be paid pending the resolution of a construction deficiency at the mine facility, and as permitted by the cash flow of Mineral Ridge Resources Inc.

D. H. Blattner & Sons, on February 10, 1998, recorded its notice of lien on the Mineral Ridge property for payment of invoices for contract mining. Invoices totaling $699,000 are recorded in accounts payable and will be paid as permitted by the cash flow of Mineral Ridge Resources Inc.

RISKS AND UNCERTAINTIES

The Company is obliged to repay $4.4 million to the bank over the next year pursuant to the terms of its financing facility. The Company's ability to make these payments is contingent upon gold prices and the achievement of commercial production after the leach pad problems are resolved. Additionally $8.8 million of the financing facility has been classified as a current liability as the Company is not in compliance with debt covenants.

The mining industry is capital intensive and there can be no certainty that the Company's cash balances or the proceeds from any future sales of its Common Shares will provide sufficient funds for all of the Company's requirements. Should the need arise, the Company may pursue other financing options or rely on joint venture partners to supply some of the funds required to explore and develop its properties. There can be no assurance that the Company will be successful in obtaining the funds it may require for its programs or that the terms of any financing obtained will be favorable. The Company has no unused banking commitments or lines of credit which could provide significant increases in its working capital.

YEAR 2000 COMPUTER RISK

The Company uses current or near current versions of software by major developers for office productivity, accounting, internet and database
applications.   Published statements by these software developers have been obtained assuring that these programs are year 2000 compliant and management believes that the risk associated with these internal programs is low.

Operationally, the Company uses two software programs for crusher operation and for mine modeling and planning. These programs are not date sensitive, however, the vendors have been contacted directly for confirmation of year 2000 compliance.

INFLATION AND PRICE CHANGES

Inflation is not expected to have a material impact on the Company beyond the general impact on all businesses, such as higher costs of materials, services and wages.

Inflation could affect both future costs and the price the Company will realize from the sale of future gold production.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company as at December 31, 1997, and the report of independent Chartered Accountants are included in this report as follows:

                                                                                 PAGE
                                                                                 ----

(i)    Report of Independent Chartered Accountants for the years ended
       December 31, 1995, December 31, 1996, and December 31, 1997.               39

(ii)   Consolidated Balance Sheets as at December 31, 1996, and
       December 31, 1997.                                                         40

(iii)  Consolidated Statements of Loss and Deficit for the years ended December 31, 1995, December 31, 1996, and
       December 31, 1997.                                                         41

(iv)   Consolidated Statements of Changes in Financial Position for
       the years ended December 31, 1995, December 31, 1996, and
       December 31, 1997.                                                         42

(v)    Notes to the Consolidated Financial Statements for the years ended
       December 31, 1995, December 31, 1996, and December 31, 1997.              43-54


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's auditor is KPMG, Chartered Accountants of 777 Dunsmuir Street, Vancouver, British Columbia, V7Y 1K3.

The Company has no disagreements on accounting or financial disclosure matters with its accountants.

AUDITORS' REPORT
TO THE SHAREHOLDERS
CORNUCOPIA RESOURCES LTD.


We have audited the consolidated balance sheets of Cornucopia Resources Ltd. as at December 31, 1997, and 1996 and the consolidated statements of loss and deficit and changes in financial position for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1997, and 1996 and the results of its operations and changes in its financial position for each of the years in the three year period ended December 31, 1997, in accordance with generally accepted accounting principles in Canada. As required by the Company Act (British Columbia) we report that, in our opinion, these principles have been applied on a consistent basis.

Significant differences between Canadian and United States generally accepted accounting principles are quantified and explained in note 8 to the financial statements.



(SIGNED) "KPMG"
Chartered Accountants
Vancouver, Canada
February 27, 1998, except as to note 13(b) which is as of March 3, 1998, note 12(a) which is as of March 6, 1998 and note 13(c) which is as of March 12, 1998.

COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA-U.S. REPORTING DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the consolidated financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in note 1 to the consolidated financial statements. Our report to the shareholders dated February 27, 1998, except as to note 13(b) which is as of March 3, 1998, note 12(a) which is as of March 6, 1998 and note 13(c) which is as of March 12, 1998, is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors report when these are adequately disclosed in the financial statements.



(SIGNED) "KPMG"
Chartered Accountants
Vancouver, Canada
February 27, 1998, except as to note 13(b) which is as of March 3, 1998, note 12(a) which is as of March 6, 1998 and note 13(c) which is as of March 12, 1998.

                            CORNUCOPIA RESOURCES LTD.
                           CONSOLIDATED BALANCE SHEETS
                        (Stated in United States Dollars)

                                                                            December 31,
                                                                       1997              1996
                 ASSETS
                                                   NOTE
CURRENT ASSETS
Cash and cash equivalents                            2                996,732         2,088,619
Funds held in escrow                                                       --         1,781,693
Accounts receivable                                                   546,050            46,830
Product inventory                                                          --             3,084
Prepaid expenses and deposits                                          40,880            38,496
------------------------------------------------------------------------------------------------

                                                                    1,583,662         3,958,722
------------------------------------------------------------------------------------------------

Investments                                          3                     --         1,549,965
Note Receivable                                                            --           111,837
Capital Assets                                       4                 63,116            53,889
Resource Assets                                      5             16,710,818        18,941,138
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       18,357,596        24,615,551
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

              LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                            2,367,508         4,174,421
Due to mining joint venture                                                --            47,888
Debt                                                 6             13,186,599                --
------------------------------------------------------------------------------------------------

                                                                   15,554,107         4,222,309
------------------------------------------------------------------------------------------------

Capital Lease Obligations                                              42,436            95,830
Provision for Site Reclamation                     5, 11              172,908                --
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                  15,769,451         4,318,139
------------------------------------------------------------------------------------------------

         SHAREHOLDERS' EQUITY

SHARE CAPITAL                                        7             37,829,307        35,327,772
Issued and outstanding common shares
1997 - 38,556,040 (1996 - 35,058,040)
Special warrants, net of costs                                             --         1,746,177
Deficit                                                           (35,241,162)      (16,776,537)
------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                          2,588,145        20,297,412
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         18,357,596        24,615,551
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Operations                                           1
Commitments and Contingencies                      5, 11
Subsequent events                             11(e), 12(a) & 13

Approved by the Board:

(signed)
---------------------------------------
Andrew F. B. Milligan, Director

(signed)
---------------------------------------
David S. Jennings, Director

         See accompanying notes to consolidated financial statements.

                          CORNUCOPIA RESOURCES LTD.
                 CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                      (Stated in United States Dollars)

                                                              December 31,
                                                     1997           1996         1995

REVENUES
Product sales                                            --        115,096       315,144
Production costs                                    (19,433)       193,365       334,893
-----------------------------------------------------------------------------------------
Operating profit (loss)                              19,433        (78,269)      (19,749)
Interest and other income                            51,705        460,093       280,914
-----------------------------------------------------------------------------------------

                                                     71,138        381,824       261,165
-----------------------------------------------------------------------------------------

EXPENSES (OTHER INCOME)
General and administrative expenses               1,987,525      2,776,253     2,485,557
(Gain) on disposal of investments                        --       (631,970)     (166,701)
Write down of investment                            476,341        (37,929)           --
Abandonment and write down of resource assets    16,000,000      1,026,325       701,006
Equity loss                                          71,897        112,264            --
-----------------------------------------------------------------------------------------

                                                 18,535,763      3,244,943     3,019,862
-----------------------------------------------------------------------------------------

LOSS BEFORE NON-CONTROLLING INTEREST             18,464,625      2,863,119     2,758,697
Non-controlling interest                                 --        252,484       118,034
-----------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                          18,464,625      2,610,635     2,640,663
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

Deficit, beginning of the period                 16,776,537     14,165,902    11,525,239

Net Loss for the period                          18,464,625      2,610,635     2,640,663
-----------------------------------------------------------------------------------------

DEFICIT, END OF THE PERIOD                       35,241,162     16,776,537    14,165,902
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------


LOSS PER SHARE                                         0.49           0.09          0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       37,514,204     30,287,082    24,847,263


         See accompanying notes to consolidated financial statements.

                           CORNUCOPIA RESOURCES LTD.
          CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                       (Stated in United States Dollars)

                                                                               December 31,
                                                                   1997           1996           1995
CASH PROVIDED BY (USED IN)
OPERATIONS
Net loss for the period                                        (18,464,625)    (2,610,635)    (2,640,663)
Items not involving cash;
Amortization                                                       103,536        101,692         69,306
Reclamation accrual                                                172,908             --             --
Gain on partial disposal of investment                             476,341        (37,929)            --
Write down of investment                                                --       (631,970)      (166,701)
Abandonment and write down of resource assets                   16,000,000      1,026,325        160,931
Equity loss                                                         71,897             --             --
Non - controlling interest                                              --       (252,484)      (118,034)
---------------------------------------------------------------------------------------------------------

                                                                (1,639,943)    (2,405,001)    (2,695,161)

Net change in non-cash working capital items;
Accounts receivable                                               (413,720)        14,044        (17,483)
Product inventory                                                    3,084         18,617         74,869
Prepaid expenses and deposits                                       (2,384)        24,961         20,765
Loans and advances                                                 (85,500)            --             --
Prepaid to mining venture net of liabilities                            --        (25,000)        25,000
Accounts payable and accrued liabilities                        (1,806,913)     4,003,572        (32,354)
Due to mining joint venture                                        (47,888)       (92,530)      (117,802)
---------------------------------------------------------------------------------------------------------

                                                                (3,993,264)     1,538,663     (2,742,166)
---------------------------------------------------------------------------------------------------------


INVESTING
Investments                                                      1,001,727        969,354             --
Proceeds on partial disposition of resource assets                      --         99,980             --
Proceeds on disposal of investments                                     --        631,970        184,393
Note receivable                                                    111,837         15,488         13,892
Capital assets                                                     (64,102)       (83,384)       (67,673)
Resource assets                                                (13,818,341)   (13,579,965)    (3,852,587)
---------------------------------------------------------------------------------------------------------

                                                               (12,768,879)   (11,946,557)    (3,721,975)
---------------------------------------------------------------------------------------------------------


FINANCING
Debt                                                            13,186,599             --             --
Capital lease obligations                                          (53,394)       (14,036)       109,866
Non - controlling interest                                              --       (455,779)       661,666
Net proceeds from issue of common shares for cash                2,501,535     11,741,248        381,223
Issue of common shares for services                                     --             --         62,500
Net proceeds (expenses) from issue of special warrants         (1,746,178)     1,746,177       (138,930)
---------------------------------------------------------------------------------------------------------

                                                                13,888,562     13,017,610      1,076,325
---------------------------------------------------------------------------------------------------------


INCREASE (DECREASE) IN CASH                                     (2,873,581)     2,609,716     (5,387,816)

Cash and Equivalents, beginning of the period                    3,870,313      1,260,596      6,648,412
---------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS, END OF THE PERIOD                            996,732      3,870,312      1,260,596
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

(includes funds in escrow)


         See accompanying notes to consolidated financial statements.

                           CORNUCOPIA RESOURCES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Stated in United States Dollars)

1.   OPERATIONS

These financial statements are prepared in accordance with accounting principles applicable to a going concern. The recoverability of the amounts shown for interests in mining properties and deferred costs is dependent upon the quantity of economically recoverable reserves, on the outcome or timing of legislative or regulatory developments relating to environmental protection, and on future profitable operations or proceeds from the disposition thereof. The viability of production on mineral properties held by the Company is highly dependent on the price of gold.

At December 31, 1997, the Company had a working capital deficiency of $13,970,445, which is, in part, due to the classification of indebtedness (see below). In addition, the Company has suspended mining operations at its Mineral Ridge Mine due, in part, to low gold prices. The timing of recommencement of mining operations at Mineral Ridge cannot be determined with certainty. The Company has had certain liens placed against the Mineral Ridge property by creditors (note 11(e)). Due to these factors, the ability of the Company to meet its obligations as they become due is uncertain.

The Company is not in compliance with certain debt covenants calculated as at December 31, 1997 (note 6). The lender has been advised of the violation and to date has neither given notice to the Company that an event of default has occurred nor taken action to accelerate repayment of the loan or to otherwise act on its security. Until the covenants governing these financial ratios are formally amended, the Company is not in compliance with the loan agreement. Therefore, the total obligation of $13,186,599 has been classified as a current liability on the balance sheet. The Company is in ongoing discussions with the lender to amend the terms of the loan agreement.

Notwithstanding the covenant violation, under the terms of the existing loan agreement the Company is required to make loan payments of approximately $4,436,599 in the next twelve months. Although the Company does not currently have sufficient funds to satisfy this repayment obligation, it is management's intention to be able to make the repayments from cash flow generated by operations from Mineral Ridge over the life of the project. The amount of cash flow generated is partially dependent upon future gold prices. However, if the lender were to act on the covenant violation or the Company were unable to meet these repayment requirements, the future operations of the Company could be materially and adversely affected.

To improve liquidity and to enable necessary expenditures of capital at Mineral Ridge, discussions are underway with third parties to obtain additional financing.

2.   SIGNIFICANT ACCOUNTING POLICIES

a)   BASIS OF PRESENTATION

The accompanying consolidated financial statements for the fiscal year ended December 31, 1997, are prepared on the basis of accounting principles generally accepted in Canada. Significant differences to accounting principles generally accepted in the United States of America are explained in note 8.

The consolidated financial statements include the accounts of Cornucopia Resources Ltd., (the "Company") which is incorporated under the Company Act (British Columbia), its subsidiaries, including Cornucopia Resources, Inc. a wholly-owned subsidiary incorporated in the State of Nevada, and its subsidiaries which are wholly-owned, except a partially-owned subsidiary, Carlin Resources Corp. ("Carlin Resources") incorporated under the laws of Canada and its wholly-owned subsidiaries to September 20, 1996.

The Company consolidated its investment in Carlin Resources up to September 20, 1996. At that date the Company's interest in Carlin Resources decreased to 38% due to capital transactions of Carlin Resources and the application of the consolidation method of accounting for Carlin Resources was no longer considered to be appropriate. These financial statements reflect the consolidation of Carlin Resources' operations to September 20, 1996, the application of the equity method until April 30, 1997, and the application of the cost method thereafter due to the disposition of Carlin Resources shares (note 3(b)). The amount recorded on the consolidated balance sheet represents the carrying value of the Company's investment in Carlin Resources at September 20, 1996, adjusted for subsequent transactions. As at December 31, 1997, and December 31, 1996, the Company's interest in Carlin Resources was 14.6% and 34% respectively.

The Company's 25% interest in the Ivanhoe joint venture (note 5(a)) has been accounted for by the proportionate consolidation method. All significant intercompany accounts and transactions have been eliminated upon consolidation.

                           CORNUCOPIA RESOURCES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Stated in United States Dollars)

2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd)

The Company's operations are in the mining industry and are conducted primarily in the United States of America.

b)   CASH & CASH EQUIVALENTS

For the purpose of these consolidated financial statements, the Company considers all investments in commercial paper and other highly liquid investments which are readily convertible to cash, to be cash equivalents. These cash equivalents are held through three separate financial institutions. The Company follows a policy of diversifying its investments in different corporate and industry sectors.


-------------------------------------------------------------------------------
                                                 December 31,     December 31,
                                                     1997             1996
  CASH AND CASH EQUIVALENTS                           $                $
-------------------------------------------------------------------------------

  Cash                                             996,732         2,088,619

  Cash Equivalents (including escrow funds)              -         1,781,693
-------------------------------------------------------------------------------

                                                  $996,732        $3,870,312
-------------------------------------------------------------------------------

(c)  INVENTORY AND REVENUE RECOGNITION

Product revenue is recognized at the time of delivery to customers and gold inventory is recorded at estimated net realizable value. Gold ounces contained and recoverable in the leach pad, the ore stockpile and in processing plant are valued using the average cost method and carried at the lower of cost and net realizable value.

(d)  RESOURCE ASSETS

Property acquisition costs, which include financing costs related to the development of the Mineral Ridge Mine, are deferred until the property to which they relate is placed into commercial production, sold or abandoned. These costs will be charged to future operations on a unit-of-production basis following commencement of commercial production using estimated recoverable reserves of the principal property as the base, or written down if the property is sold, abandoned or there is an impairment in value.

Where the Company enters into agreements for the acquisitions of interest in mining properties which provide for periodic payments, such amount unpaid are not recorded as a liability since they are payable entirely at the Company's discretion. Such payments, when made are recorded as a cost of the property to which they relate. If unpaid, such non-payment will result in the write-off of the related investment in mining properties.

Exploration costs incurred during the search for new ore bodies are deferred and will be charged to future operations on a unit-of-production basis following commencement of production. If the property is abandoned or sold or there is an impairment in value, the exploration costs will be charged to operations.

(e)  RECLAMATION

Post closure reclamation and site restoration costs are estimated based upon regulatory and environmental requirements and are accrued over the life of the mine. Expenditures relating to environmental, reclamation and restoration programs are expensed as determinable [see note 11(b)].

(f)  FOREIGN CURRENCIES

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the rate in effect on the dates of the related transactions. Revenues and expenses are translated at rates approximating exchange rates in effect at the time of the transactions. Gains or losses arising on conversion of foreign currency transactions are included in income in the period they occur, except for gains or losses on fixed term monetary items, which are deferred and amortized over the remaining term of the liability.

                           CORNUCOPIA RESOURCES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Stated in United States Dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(g)  SHARE CAPITAL

Shares issued for other than cash consideration are valued at the quoted price on the Toronto Stock Exchange on the date the agreement to issue the shares was reached.

(h)  EARNINGS (LOSS) PER SHARE

The earnings (loss) per share is computed on the basis of the weighted average number of shares outstanding during the year. Fully diluted earnings or loss per share is not presented as it is anti-dilutive.

(i)  COMPARATIVE FIGURES

Where necessary, prior year figures have been reclassified to conform with the current period's presentation.

(j)  USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, such as the recoverability of resource assets (see Notes 1, 2 and 5), and liabilities, including the determination of reclamation obligations, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(k)  DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses forward sales agreements for the purpose of managing its anticipated gold sales. These financial instruments are accounted for as hedges of anticipated transactions and are not recorded on the balance sheet of the Company. Gains and losses from these contracts are recorded in income in the same period as production is delivered to meet the commitments.

3.   INVESTMENT

(a)  CARLIN RESOURCES CORP. ("CARLIN RESOURCES")

The Company consolidated its investment in Carlin Resources up to September 20, 1996. At that date the Company's interest in Carlin Resources decreased to 38% due to capital transactions of Carlin Resources and the application of the consolidation method of accounting for Carlin Resources was no longer considered to be appropriate. These financial statements reflect the consolidation of Carlin Resources' operations to September 20, 1996, and the application of the equity method until April 30, 1997, after which the cost method became appropriate with the completion of the Block Trade discussed below. As at December 31, 1997, the Company's interest in Carlin Resources was 14.6% and as at December 31, 1996, the Company's interest in Carlin Resources was 34%.

(b)  DISPOSITION OF CARLIN RESOURCES SHARES

As of December 31, 1996, the Company held 3,635,639 Carlin Resources shares, being 34% of the then issued and outstanding shares.

Effective April 29, 1997, the Company sold 2,100,000 shares of Carlin Resources through a broker for net proceeds of C $0.59 per share ("the Block Trade").
The Company also appointed this broker to sell 1,535,639 common shares of Carlin Resources held, for net proceeds of C $0.65 per share until October 31, 1997, and C $0.95 per share thereafter until April 30, 1998. As at December 31, 1997, the Company held 14.6% or 1,561,139 shares of Carlin Resources.
After a write down of $476,341 in 1997, the carrying value of the investment in Carlin Resources has been reduced to nil.

                           CORNUCOPIA RESOURCES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Stated in United States Dollars)


3.   INVESTMENT (cont'd)

In addition, under the terms of the agreement with the underwriter, the Company advanced C $400,000 to Carlin Resources upon closing of the Block Trade which amount was subsequently repaid in July 1997. At December 31, 1997, the Company has an amount due from Carlin Resources of $202,700 (C $290,000) which is carried in accounts receivable at its estimated realizable amount.

All advances made by the Company to Carlin Resources bear interest at prime plus 2%.

4.   CAPITAL ASSETS

---------------------------------------------------------------------------------------------------------------
                                                                 December 31, 1997         December 31, 1996
---------------------------------------------------------------------------------------------------------------
                                                              Accumulated       Net Book       Net Book
                                                   Cost       Depreciation       Value          Value
  CAPITAL ASSETS                                     $              $              $              $
---------------------------------------------------------------------------------------------------------------

  Buildings, leasehold improvements                12,088          5,810          6,278          2,853
  Drilling, field equipment and vehicles                -              -              -            451
  Furniture, fixtures, and office equipment       212,163        155,325         56,838         50,585
---------------------------------------------------------------------------------------------------------------

                                                 $224,251       $161,135        $63,116        $53,889
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

5.   RESOURCE ASSETS

---------------------------------------------------------------------------------------------------------------
                                               Acquisition    Deferred      December 31,   December 31,
                                                  costs       Expenses          1997           1996
  EXPLORATION PROPERTIES                            $             $              $              $
---------------------------------------------------------------------------------------------------------------
  Ivanhoe Property (a)                                  1      1,874,891      1,874,892      1,874,892
  Mineral Ridge Mine (b)                        1,428,616     13,407,306     14,835,922     17,066,243
  Other Properties                                      4              -              4              3
---------------------------------------------------------------------------------------------------------------

                                               $1,428,621    $15,282,197    $16,710,818    $18,941,138
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

(a)  IVANHOE PROPERTY

The Company holds a 25% interest in the Ivanhoe Property in Nevada where mining of the Hollister deposit ceased in May 1992, but residual leaching of the heap continued to June 1996, and reclamation activities continued thereafter.

In June 1996, Newmont Exploration Limited ("Newmont") the former joint venture partner, commenced reclamation, which consisted primarily of rinsing the heaps, monitoring the site, constructing extensive diversion ditches and re-shaping waste stock piles. Newmont submitted a formal reclamation and closure plan to the State of Nevada Bureau of Land Management (the "BLM") in March 1997, and began a more extensive program. The budget for the complete reclamation plan through to December 2003, is estimated to be $6,000,000.

The Company, Newmont and Great Basin Gold Inc. ("Great Basin"), ratified a purchase agreement on August 13, 1997, whereby their respective interests in the Ivanhoe Property were transferred to a joint venture. Under the terms of the agreement Newmont would transfer its 75% interest in the Ivanhoe Property to Great Basin in consideration for a $1,000,000 contribution to a reclamation fund. This contribution was made on August 14, 1997.

Immediately thereafter, the Company and Great Basin entered into a joint venture agreement whereby Great Basin must spend $5.0 million in exploration and related expenditures by August 12, 1999, otherwise Great Basin's participating interest will be diluted 1% for each $166,667 of expenditure not made.

The parties acknowledge that the Company has contributed $500,000 to the reclamation fund and Newmont has contributed $3,000,000. Great Basin has contributed $1,000,000 on behalf of the Company. Once the $4,500,000 has been expended, the parties will each contribute funds to the reclamation fund on an equal basis until a total of $6,000,000 has been spent. Reclamation costs in excess of $6,000,000 will be paid 75% by Newmont and 25% pro rata by the Company and the new venturer.

                           CORNUCOPIA RESOURCES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Stated in United States Dollars)


5.   RESOURCE ASSETS (cont'd)

(b)  MINERAL RIDGE MINE


---------------------------------------------------------------------
                                        December 31,   December 31,
                                                1997           1996
  RESOURCES ASSETS                                 $              $
---------------------------------------------------------------------

  Deposits/Bonds                           1,056,700      1,001,764
  Capital Assets, net                        484,751        475,333
  Land/Options                             1,428,616      1,428,616
  Deferred Royalties                         127,354        130,000
  Deferred Exploration                     4,298,803      4,077,251
  Deferred Construction Costs             12,271,104      9,642,146
  Net Smelter Revenue                    (7,612,719)             --
  Deferred Financing Costs                        --        263,824
  Other Capital Costs                      2,781,313         47,309
---------------------------------------------------------------------

                                         $14,835,922    $17,066,243
---------------------------------------------------------------------
---------------------------------------------------------------------

On April 16, 1993, the Company entered into a Letter Agreement with Mary Mining Company, Inc. ("MMC"), a Florida corporation, as trustee for the beneficiaries of a land trust, to acquire a 100% interest in certain mining properties located in Esmeralda County, Nevada. The Company paid $235,000 for the cost of the option which included an advance royalty payment of $25,000. Annually on July 15, the Company will make advance royalty payments of $30,000 initially and increasing by $5,000 per annum until July 15, 1996, when, thereafter, the advance royalties will be $60,000 per year.

On May 15, 1996, the Company exercised its Purchase Right on the Mary Mining Lease and Option Agreement at a purchase price of $1.00.

On August 31, 1995, the Company entered into an Agreement with Benguet Corp. USA, Inc. ("BUSA") under which the Company was granted an option to purchase mining properties contiguous to the Company's other claims at Mineral Ridge and assume BUSA's obligations under the related property purchase agreements. As at December 1, 1996, the Company had paid BUSA the total purchase price of $1,200,000 plus accrued interest of $7,715.

The BLM required the Company to provide a reclamation bond in the amount of $1,640,086, half of which is included in the balance for reclamation bonds and deposits. During 1996, the Company funded 50% of this bond and the balance was funded by a bonding company for a yearly fee of 2% on the outstanding balance. The Company's $820,043 contribution earns a market rate of interest compounded over time. The bond will remain in place until all reclamation at the mine site is completed to the satisfaction of the BLM estimated to be in approximately 10 years.

Effective June 1997, after the first gold was poured the Company began to calculate royalties which are payable on the MMC assets based on 4% of revenue net of smelter expenses and proceeds taxes.

Additions to resource assets at the Mineral Ridge Mine site during the year ended December 31, 1997, totaled $13,769,679 which was due primarily to:
$17,095,695 in deferred construction costs, $2,662,300 in product inventory and $1,278,068 in debt financing costs offset by precommercial net smelter revenue of $7,612,719 and the write down of $16,000,000 in project costs. For the mine to reach commercial production it is required to produce at a consistent level over a sustained period of time. As this test has not been met, net smelter revenue continue to be recorded as an offset to capital expenditures and operating costs continue to be recorded as capital expenditures.

Annually, the Company reviews the carrying values of its portfolio of mining properties and exploration properties. From this process it was determined that the following assets had suffered a permanent impairment in value and therefore have been written down to their estimated net recoverable amounts.


-------------------------------------------------------------------------------
                                       1997            1996            1995
  Resource Asset Write downs             $               $               $
-------------------------------------------------------------------------------
  Mineral Ridge Mine                 16,000,000             --             --
  Tenke-Fungurume concession                 --        684,598             --
  Yakobi Island                              --        341,727             --
  Addwest Minerals Inc.                      --             --        540,075
  Other properties                           --             --        160,931
-------------------------------------------------------------------------------
                                    $16,000,000     $1,026,325       $701,006
-------------------------------------------------------------------------------

                           CORNUCOPIA RESOURCES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Stated in United States Dollars)

5.   RESOURCE ASSETS (cont'd)

During the fourth quarter the Company conducted a review of the Mineral Ridge operations which resulted in the announcement that mining operations would be suspended due to the decline in spot gold prices and an unforeseen reduction in water supply to the heaps. Crushing of the existing mine stockpile of approximately 100,000 tons was initiated in early 1998.

The Company has recorded a write down of $16,000,000 against the Mineral Ridge Mine. A life-of-mine undiscounted cash flow analysis of the Mineral Ridge Mine was performed using average spot gold price assumptions of $325.00 for the year 1998, $350.00 for the year 1999, and $360.00 for years 2000 and beyond and assuming the recommencement of mining operations in July 1998. Management will continue to reassess the underlying value of the Mineral Ridge Mine.

6.   MINE DEBT FINANCING FACILITY

On January 17, 1997, the Company entered into a loan agreement with a financial institution for senior secured loan facilities to be used for the construction, development, and mining of ore from the Mineral Ridge Mine. The agreement provided for $13,000,000 for construction and development purposes and initial working capital and a $2,000,000 contingency facility to be available to fund cost overruns and the initial debt service reserve.

The facilities bear interest at 2.50% (on pre-completion amounts) and 2.0% (on post-completion amounts) above (i) LIBOR for US dollar drawings and (ii) LIBOR minus GOFO for gold drawings, and were originally to be repayable in quarterly installments commencing September 30, 1997, to maturity on December 31, 2001.

The bank was given warrants to purchase 1,500,000 Common Shares, at C $1.35 at any time until December 31, 2000, as part of the consideration for providing the loan, as well as warrants to purchase 250,000 shares, on the same terms, in consideration for establishing a letter of credit in the amount of $1,089,242 to facilitate construction of power lines and ancillary electrical distribution equipment at the Mineral Ridge Mine.

The Mine Debt Financing Facility contemplates that the Company's share holdings in Carlin Resources would be pledged as security for the Company's indebtedness, but could thereafter be disposed of in accordance with the terms of such pledge (note 3). The facility also provides that the Company's interest in the Ivanhoe Property be pledged as security.

The Mineral Ridge Mine is required to meet certain financial covenants pursuant to the loan agreement. As of December 31, 1997, the Mineral Ridge Mine was not in compliance with certain of the covenants. A principal payment of $1,500,000 due December 31, 1997, has not yet been made. In addition to the $4,436,599 in scheduled loan payments and interest the Company has classified the remaining $8,750,000 of the borrowings to current portion of long term debt as a result of the covenant violations.

Management are in discussions with the lender to renegotiate the covenants in the loan agreement which, if completed as anticipated, will result in the existing violations being waived. Discussions to date have resulted in the bank deferring the principal payment of $1,500,000 which was originally scheduled on September 30, 1997, deferring the principal payment of $1,500,000 which was due on December 31, 1997, deferring quarterly interest payment which was due January 31, 1998, removing the restrictions on the use of $910,192 held in a reserve account pursuant to the disposition of the Carlin Resources shares, and agreeing to other concessions, including the revision of certain financial ratios required to be maintained by the Company as stipulated in the agreement. These amendments are subject to the approval of the bank's credit committee. Until the covenants governing these financial ratios are formally amended, the Company is not in compliance with the loan agreement. If these amendments are completed as is currently being discussed, the violated covenant will be revised and a waiver will be granted as to all pre-amendment violations. The timing of this amendment, if any, is not known.

                           CORNUCOPIA RESOURCES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Stated in United States Dollars)

7.   SHARE CAPITAL

(a)  SHARES AUTHORIZED, ISSUED AND OUTSTANDING

Authorized:
100,000,000 preferred shares without par value, with rights to be determined upon issue.
200,000,000 Common Shares authorized, without par value.



-------------------------------------------------------------------------------
                                                    Average        Value
                                                   Price per      of Share
                                   Number of         Share         Capital
  ISSUED AND OUTSTANDING:           Shares             $              $
-------------------------------------------------------------------------------
  Balance, January 1, 1995         21,535,340        0.744        18,569,111
  -issued for cash                  4,705,000        1.053         4,954,913
  -issued for services                 50,000        1.25             62,500

  Balance, December 31, 1995       26,290,340                     23,586,524
  -issued for cash                  8,767,700        1.339        11,741,248

  Balance, December 31, 1996       35,058,040                    $35,327,772
  -issued for cash                  3,498,000        0.715         2,501,535
-------------------------------------------------------------------------------

  BALANCE, DECEMBER 31, 1997       38,556,040                    $37,829,307
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

(b)  STOCK INCENTIVE PLAN

The Company has a Stock Incentive Plan (the "Plan") which was adopted in June 1988. The Plan consists of a Share Purchase Plan, a Share Option Plan and a Share Bonus Plan, the terms of which, as amended, are described below.

The aggregate maximum number of shares which the Company may at any time reserve for issuance under the Plan was 4,750,000 as at March 31, 1997.

Under the Share Purchase Plan participants who are full-time employees and have one year of continuous service, may contribute up to 10% of their annual basic salary to the plan for the purpose of purchasing Common Shares of the Company. The Company will contribute an amount equal to one-sixth of the participant's contribution during the first year of participation and one-third in subsequent years. At the end of each calendar quarter participants are issued Common Shares based on the contributions made to date, with delivery of the shares to the participants six months after issue.

Under the Share Option Plan participants who are employees of the Company or who, in the opinion of the Board of Directors, are in a position to contribute to the Company's success or are worthy of special recognition, may be granted options ("discretionary options") to purchase Common Shares of the Company at a price per share not less than the fair market value of the shares on the day before the grant.

No discretionary option is exercisable until it has vested according to a vesting schedule specified by the Board of Directors at the time of grant of the option. A discretionary option is exercisable for any period specified by the Board of Directors up to a maximum of five years after the date of grant.

Options to persons who would be deemed "insiders" under the United States Securities Exchange Act of 1934, are allocated under a formula set out in the Plan.

Under the Share Bonus Plan, the Board of Directors may issue Common Shares to full-time employees in respect of meritorious service. The maximum number of shares that may be issued under the plan in any calendar year may not exceed 107,676 being 0.5% of the total number of Common Shares of the Company that were issued and outstanding on December 31, 1994.

(c)  GRANT OF OPTIONS

As at December 31, 1997, there were an aggregate of 2,275,000 stock options outstanding (December 31, 1996; 2,303,000) granted to directors, officers and employees of the Company.

                           CORNUCOPIA RESOURCES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Stated in United States Dollars)

7.   SHARE CAPITAL (cont'd)

The following table summarizes the options granted under the Plan to directors and employees of the Company for the purchase of Common Shares at various exercise prices. Stock options are granted at exercise prices based on the closing market price of the Company's shares on the day before the grant.


--------------------------------------------------------------------------------------------------
                                 Options Granted
--------------------------------------------------------------------------------------------------
                       Original         Revised*
                 Exercise Price   Exercise Price                               Number of Options
  Year Granted            (C $)            (C $)              Expiry Date            Outstanding
--------------------------------------------------------------------------------------------------
  1995                    $1.75            $0.68          January 4, 2000                175,000
                           1.75             0.68             May 17, 2000                100,000
                           1.09             0.68             July 9, 2000                 50,000
                           1.01             0.68         October 11, 2000                 50,000
                           1.71             0.68         December 3, 2000                  5,000

  1996                    $1.69            $0.68          January 4, 2001                873,000
                           2.60             0.68           April 10, 2001                 50,000
                           2.26             0.68             July 8, 2001                 30,000
                           2.26             0.68            July 21, 2001                 15,000

  1997                    $1.08            $0.68         February 2, 2002                212,000
                           1.06             0.68        February 27, 2002                300,000
                           0.95             0.68             May 20, 2002                 35,000
                           0.88             0.68             June 9, 2002                 75,000
                           0.80             0.68            June 19, 2002                250,000
                           0.73             0.68             July 2, 2002                  5,000
                           0.68              --          October 20, 2002                 50,000
--------------------------------------------------------------------------------------------------
                                                                                       2,275,000
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

* On October 21, 1997, the Board of Directors resolved that all stock options be re-priced to reflect the current market price and that the exercise price of the options be reduced to C $0.68 per share. The Company received approval from the TSE on December 31, 1997, that all options held by non-insiders were approved, but that the re-pricing of the remaining options were not approved until such time that the Company received a favorable disinterested vote of the shareholders at the Annual General meeting scheduled for May 21, 1998.

A summary of the Company's outstanding stock option transactions as at December 31, is as follows:


-------------------------------------------------------------------------------------------------
                                                             Years ended December 31,
                                                          1997           1996           1995
-------------------------------------------------------------------------------------------------
  Outstanding at beginning of year                      2,303,000        950,000      1,619,900
  Granted                                                 992,000      1,675,000        980,100
  Exercised                                                    --       (222,000)      (525,000)
  Cancelled or expired                                 (1,020,000)      (100,000)    (1,125,000)
-------------------------------------------------------------------------------------------------
  Outstanding at end of year                            2,275,000      2,303,000        950,000
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

As at December 31, 1997, there were an aggregate of 2,275,000 stock options outstanding, of which 1,175,000 were granted to the directors of the Company. During the year ended December 31, 1997, there were no options exercised.

During the year ended December 31, 1996, there were a total of 222,000 options exercised. During the year ended December 31, 1995, 525,000 options were exercised at prices ranging between C $0.87 and C $1.09 per share.

(d)  SHARE PURCHASE WARRANTS

(i) On March 5, 1996, the Company issued 900,000 units by way of a private placement at a price of C $2.00 per unit, for which the Company paid an agents commission of 5%. Each unit consists of one Common Share and one two year Common Share purchase warrant exercisable at a price of C $2.30 during the first twelve months after closing and C $2.65 until March 4, 1998. At December 31, 1997, there were 450,000 share purchase warrants outstanding from this issue, which expire on March 4, 1998.

(ii) Pursuant to subscription agreements and an Agency Agreement dated May 15, 1996, the Company issued and sold 6,050,000 Special Warrants at a price of C $2.00 per Special Warrant for gross proceeds of C $12,100,000. Each Special Warrant entitled the holder to receive one Common Share and one share purchase warrant at no additional cost. Two full share purchase warrants entitled the holder to purchase one Common Share of the Company at a price of C $2.75 per Common Share at any time prior to May 15, 1998.

                           CORNUCOPIA RESOURCES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Stated in United States Dollars)

7.    SHARE CAPITAL (cont'd)

      In addition the underwriters were paid a fee of C $847,000 and issued an aggregate 605,000 Broker's warrants. Each Broker's warrant is exercisable at C $2.33 for two years into a unit comprised of one Common Share and one-half of a share purchase warrant having the same terms as the Special Warrants described above.

      The Special Warrants were exercised on September 16, 1996, with the receipts being received for the final prospectus and the equivalent number of Common Shares issued. As at December 31, 1997, there were 3,932,500 share purchase warrants, including 907,500 Broker's warrants, outstanding from this financing.

(iii) On November 14, 1996, pursuant to the terms of a Special Warrant Indenture made as of the same date, the Company issued 2,180,000 Special Warrants at a price of C $1.20 each for gross proceeds of C $2,616,000.

      Each Special Warrant is exchangeable for one unit comprised of 1.1 Common Share, in aggregate 2,398,000 Common Shares, and 0.55 of one share purchase warrant. Each full share purchase warrant entitles the holder to purchase one additional Common Share at a price of C $1.50 to May 15, 1998.

      As consideration for services rendered, the underwriters were paid a fee of C $183,120 and issued an aggregate of 218,000 Broker's Warrants.
      Each Brokers' Warrant is exercisable for one Compensation Option. Each Compensation Option entitles the holder to acquire one Common Share of the Company and one-half of one Common Share purchase warrant ("Underwriters' Warrant") at a price of C $1.30 to September 16, 1998. Each Underwriters Warrant entitles the holder to acquire one Common Share at a price of C $1.50 per share to May 15, 1998.

      On March 5, 1997, the net proceeds of C $2,432,880, from the issue and sale of the Special Warrants, were released from escrow with all receipts being received for a final prospectus. As at December 31, 1997, there were 1,199,000 share purchase warrants outstanding.

(iv) On March 12, 1997, the Company announced a private placement of 1,100,000 Special Warrants with one investor at a subscription price of C $1.00 per Special Warrant, for a total of C $1,100,000. Each Special Warrant will be exchangeable for one Unit, comprised of one Common Share and one Common Share purchase warrant. Each purchase warrant will entitle the holder to purchase one additional Common Share at a price of C $1.25 to March 26, 1998.

      The full amount of the subscription funds for the private placement were released to the Company upon issue of the Special Warrants. The Company obtained receipts from the regulatory authorities for a final prospectus on July 24, 1997, and subsequently issued 1,100,000 Common Shares and purchase warrants.

(v) On January 17, 1997, the Company entered into a loan agreement with a financial institution for senior secured loan facilities of $13.0 million for construction and development purposes and working capital; and a $2.0 million contingency facility to be available to fund potential cost overruns and the initial debt service reserve. The bank was given warrants to purchase 1,500,000 Common Shares as part of the consideration for providing the loan and warrants to purchase 250,000 shares in consideration for establishing a letter of credit in the amount of $1.1 million to facilitate construction of power lines and ancillary electrical distribution equipment at the mine site. The warrants are exercisable at C $1.35 per share at any time until December 31, 2000. As at December 31, 1997, none of the warrants had been exercised.

(e)  SHAREHOLDER PROTECTION PLAN

On August 18, 1992, and amended on July 16, 1996, the Company adopted a Shareholder Protection Rights Plan (the "Plan") which will remain in effect for ten years. Under the Plan, one right is issued in respect of each Common Share outstanding and each Common Share issued thereafter. Each right entitles the holder to purchase one Common Share at a 50% discount to the market. After a person acquires 10% or more of the voting shares of the Company or announces an intention to do so, the rights become exercisable. The rights are not triggered by a bid which is made to all shareholders in accordance with relevant securities legislation.

                           CORNUCOPIA RESOURCES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Stated in United States Dollars)

8. DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN CANADA AND THE UNITED STATES

(a) For purposes of United States generally accepted accounting principles, in 1993 the Company would have been required to adopt Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". Statement 109 changed the method companies use to account for income taxes from the deferred method to an asset and liability method. As indicated in Note 9, the Company has significant unrecognized loss carry forwards for income tax purposes. As there is no certainty as to the utilization of the loss carry forwards, the benefit attributable thereto would be fully offset by the valuation allowance. Accordingly, the adoption of Statement No. 109 does not result in a material difference for accounting purposes.

(b) Under United States accounting principles the value attributable to the Common Shares issued for services and non-cash transactions related to the deconsolidation of Carlin Resources in 1996 would be excluded from financing activities in the consolidated statement of changes in financial position and reported separately.

(c) Under United States accounting principles the $16,000,000 write down of resource assets would have been calculated using discounted cash flow methods. Under such calculation methods using a discount rate of 4% an additional provision of $900,000 ($0.02 per share) would have been recorded.

(d) Under United States accounting principles, the Company's interest in the Ivanhoe joint venture (note 5(a)) would be accounted for by the equity method. If applied, this difference would not impact the reported earnings or shareholders' equity.

(e) Under United States accounting principles, Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", requires that stock-based compensation be accounted for based on a fair value methodology. As permitted by the statement, the Company has elected to continue measuring compensation costs using the intrinsic value based method of accounting.

     Under this method, compensation is the excess, if any, of the quoted market value of the stock at the measurement date of the grant over the amount an optionee must pay to acquire the stock. As the exercise price of the options approximate market value at date of grant, the Company has determined that there is no material difference to United States accounting principles.

9.   INCOME TAXES

The Company's operations are primarily in the United States. Tax benefits related to losses of prior years are not recognized in the statements of operations and deficit in prior years due to the uncertainty of their realization.

At December 31, 1997, the Company had net operating loss carry forwards for United States income tax purposes of approximately $9,117,000 which, if not utilized to reduce United States taxable income in future periods, expires through 2012. Of this amount, approximately $945,000 can only be utilized against future taxable income of a non-operating subsidiary and will begin to expire in the year 2001.

At December 31, 1996, the Company had net operating losses for Canadian income tax purposes carried forward of approximately C $10,464,000 which, if not utilized to reduce Canadian taxable income in future periods, will expire during the years 1998 to 2003.

10.  RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere are as follows:

(a)  The Company paid $155,530 in 1997, (year ended: 1996 - $158,474; 1995 -
     $157,389) to Glencoe Management Ltd., a company controlled by an officer and director, in return for consulting services.

(b) The Company paid $nil in 1997, (year ended: 1996 - $11,005; 1995 - $80,662) to 7557 Management Group Ltd., a company controlled by an officer and director, in return for consulting services provided by two officers.

(c) The Company paid $23,041 in 1997, (nil in prior years) to Anacortes Management Inc., a company controlled by an officer, in return for consulting services.

                          CORNUCOPIA RESOURCES LTD.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Stated in United States Dollars)

10.  RELATED PARTY TRANSACTIONS (cont'd)

(d) The Company incurred legal fees of $155,758 in 1997, (year ended: 1996 - $74,217; 1995 - $57,343) to DuMoulin Black, a firm in which a director of the Company is a partner.

(e)  The Company paid $2,341 in 1997, (year ended: 1996 - $954; 1995 -
     $35,565) to David Williamson Associates Limited, a company controlled by a director in return for consulting services.

11.  COMMITMENTS AND CONTINGENCIES

(a)  LEASE COMMITMENTS

The Company leases certain facilities and equipment under operating lease arrangements. Minimum rental expense under such arrangements amounts to approximately $111,000, $106,000, and $67,000 for fiscal 1997, 1996, and 1995 respectively. Future minimum lease commitments under such arrangements will be approximately $61,000, $6,000 and $6,000 for fiscal 1998, 1999, and 2000 respectively.

(b)  PROVISION FOR SITE RESTORATION

Newmont submitted a reclamation and closure plan for the Ivanhoe Venture to the State of Nevada and the Bureau of Land Management in March 1997. The budget for the complete reclamation plan through to December 2003, is estimated to be $6,000,000 (note 5(a)).

(c)  AGREEMENTS

The Company has entered into an agreement with Glencoe Management Ltd. a company controlled by Andrew F. B. Milligan, the President and Chief Executive Officer and a director of the Company. The agreement includes provisions by which Mr. Milligan will be entitled to receive an amount equal to three years management fees and benefits should the Company terminate the agreement with or employment of him without cause. The estimated cost of this arrangement to the Company based on 1997 compensation would be approximately $492,000.

(d)  CONTRACTS

On August 20, 1996, the Company entered into a contract with Roberts & Schaefer Company for the construction of certain facilities and plant at the Mineral Ridge Mine. The total contract price is fixed at $12,399,672 payable in installments for the portion of the work completed each month over the construction period.

On January 21, 1997, the Company entered into a contract with D. H. Blattner & Sons, Inc. for open-pit mining over the life-of-mine estimated at 6 years. The contract price is based on performance of work. The unit prices and hourly rates remain constant through to December 31, 1997, and for ensuing years of the contract shall be subject to an escalation provision which must be approved by the Company.

On July 11, 1997, Mineral Ridge Resources, Inc. entered into an agreement with Sierra Pacific Power Company to provide electric power to the Mineral Ridge Mine in Esmeralda County, Nevada throughout the life of the project. The agreement establishes certain long term prices for current and future capacity. The agreement provides for a minimum monthly facilities charge of $24,358 to be paid monthly until May 31, 2002, to reimburse Sierra Pacific for the capital costs associated with the electrical installation. The Company has guaranteed a letter of credit related to the construction of electrical facilities (note 6).

(e)  LEGAL

The Company is from time to time involved in various legal proceedings of a character normally incidental to its business. The Company does not believe adverse decisions in any pending or threatened proceedings, or any amounts which it may be required to pay by reason thereof, will have a material adverse effect on the financial condition of the Company.

D. H. Blattner & Sons, on February 10, 1998, recorded its notice of lien on the Mineral Ridge property for payment of invoices for contract mining. Invoices totaling $699,000 are recorded in accounts payable and will be paid as permitted by the cash flow of Mineral Ridge Resources Inc.

                          CORNUCOPIA RESOURCES LTD.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Stated in United States Dollars)

11.  COMMITMENTS AND CONTINGENCIES (cont'd)

Roberts & Schaefer Company, on December 8, 1997, recorded its notice of lien on the Mineral Ridge property claiming for holdback, legal fees and interest. Holdback of $599,512 remains outstanding and is recorded in accounts payable and will be paid pending the resolution of a deficiency and as permitted by the cash flow of Mineral Ridge Resources Inc.

12.  FINANCIAL INSTRUMENTS

(a)  GOLD HEDGING

In order to manage its exposure to fluctuations in the price of gold, the Company may enter into fixed forward contracts. Forward sales agreements obligate the Company to sell gold at a specified price on a specified date.

In October 1997, the Company realized a portion of the equity in some of its forward sales contracts for gold ounces scheduled for delivery in the years 2000 through to September 30, 2002. This resulted in a gain of $2.3 million which was offset to Resource Assets.

As at December 31, 1997, the Company had outstanding forward contracts of 104,000 ounces (1996-120,000) of which 48,000 carry an average price of $397.50 per ounce. These contracts of 48,000 ounces mature on various dates between March 31, 1998, and December 31, 1999. As at December 31, 1997, the remaining contract of 56,000 ounces at $326.85 per ounce was to mature March 6, 1998 (this contract was subsequently amended to $328.98 per ounce maturing May 29, 1998).

Based upon current gold spot and forward sales prices and other market conditions prevailing at the end of the respective fiscal years, the fair value of the outstanding forward contracts is estimated to be approximately $6,000,000 (1996-$1,500,000) however, these contracts are with the lender of the Mine Debt Financing Facility (note 6) on which the Company is not in compliance.

The Company's ability to realize on the above contracts is dependent upon the ability of the counter-parties to perform in accordance with the terms of the agreements. The forward contract derivatives are with one major financial institution and the Company does not expect this counter-party to fail to meet its obligations.

(b)  INVESTMENTS AND OTHER

The fair value of other financial instruments are not materially different from their carrying value.

13.  SUBSEQUENT EVENTS

(a) Subsequent to year end, 107,500 Common Shares were issued by the Company for services rendered and granted 50,000 stock options to a director with an exercise price of C $0.26, expiring January 4, 2003.

(b) On March 3, 1998, 150,000 stock options with an exercise price of C $1.08 were cancelled.

(C) On March 12, 1998, 100,000 stock options with an exercise price of C $1.75, expiring May 17, 2000, were cancelled due to the resignation of a director.

CORNUCOPIA RESOURCES LTD.
PART III

------------------------------------------------------------------------------

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant's Board of Directors has a Compensation Committee and is required to have an Audit Committee. Members of these committees are as set out in the chart below. The names, ages, positions, offices with the Registrant, business experience, and periods of service of all directors and executive officers are also listed below:

Name                             Age  Position with Registrant
------------------------------------------------------------------------------
CURRENT DIRECTORS AND OFFICERS

Sargent H. Berner (1)(2)         57   Director since October, 1990; Corporate
                                      Secretary from May, 1990 to June, 1992.

David S. Jennings                55   Director since June, 1986. Vice
                                      President, Exploration from September,
                                      1991 to February, 1996.

Andrew F. B. Milligan (1)        73   Director since November, 1986; Chairman
                                      of the Board from April, 1987 to June,
                                      1989; President and Chief Executive
                                      Officer from November, 1986 to April,
                                      1987 and since September, 1991.

Charles J. G. Russell (1)(2)     64   Director since July, 1991.

Stephen R. Sopher (2)            63   Director since March, 1990.

David R. Williamson              56   Director since October, 1989.

Glenn H. Friesen                 41   Chief Financial Officer since February,
                                      1998; Corporate Controller since May,
                                      1997.

Karyn E. Bachert                 46   Corporate Secretary since June, 1992;
                                      Assistant Secretary from November, 1988
                                      to June, 1992.

PAST DIRECTORS AND OFFICERS

Robert F. Dunlop                 68   Resigned as a Director in February,
                                      1998; Director since May, 1995

A. Terrance MacGibbon            51   Resigned as a Director in August, 1997;
                                      Director since March, 1993.

James M. Carter                  52   Resigned as a Director and officer
                                      February, 1997. Executive Vice President
                                      from January, 1995. Vice President
                                      Finance and Corporate Development from
                                      May, 1993.

James A. Currie                  44   Resigned February 6, 1998; Executive
                                      Vice President since May, 1997; and Vice
                                      President of Mining from December 1995
                                      to May 1997.

Bobbi-Jo (B. J.) Gordon          40   Resigned in February, 1998; Vice
                                      President of Finance and Chief Financial
                                      Officer since February, 1997.

Debbie Barfurth-Wood             42   Resigned in May, 1997; Treasurer since
                                      June 1994; Controller from January, 1994
                                      to June, 1994.

Nathan A. Tewalt                 36   Resigned in May, 1997; Vice President of
                                      Exploration from March 1996 to May, 1997.


(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee
     (see Item 11 - "Board Compensation Committee Report on Executive Compensation").

The Company's Board is elected at each Annual General Meeting and holds office until the next meeting of shareholders or until their successors are appointed. Executive officers are appointed by the Registrant's Board to serve until terminated by the Registrant's Board or until their successors are appointed. The Company's Annual General Meeting will be held on May 21, 1998.

BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS

CURRENT DIRECTORS

SARGENT H. BERNER has been partner of DuMoulin Black, a law firm in Vancouver, British Columbia, since 1976. Mr. Berner is also a director of Aurizon Mines Ltd., Emperor Gold Corporation, Cream Minerals Ltd., Valerie Resources Ltd. and Sultan Minerals Inc. which are Vancouver-based companies listed on the Vancouver Stock Exchange. Aurizon Mines Ltd. is also listed on the Toronto and Montreal stock exchanges.

DAVID S. JENNINGS, a geologist and business executive, has been President of Farallon Resources Ltd. since July, 1991 and President and Chief Executive Officer of Quartz Mountain Gold Corp. since May, 1988; Dr. Jennings was Vice-President, Exploration of the Company from September, 1991 to February 29, 1996. He was also Vice-President of Carlin Resources Corp. from November, 1994 to February 28, 1996. Dr. Jennings is also a director of Quartz Mountain Gold Corp., which trades on the Canadian Unlisted Exchange, and Farallon Resources Ltd., Zim-Gold Resources Ltd., B.A.S.M. Resources Ltd. and Advanced Projects Limited, which are Vancouver-based companies with shares listed on the Vancouver Stock Exchange.

ANDREW F. B. MILLIGAN, a business executive, has been President and Chief Executive Officer of the Company since September 1991. Mr. Milligan was Chairman of the Company from April 1987 to June 1989 and was President of the Company from November 1986 to April 1987. Mr. Milligan also was Chairman of Carlin Resources Corp. from November 1997, to June 1997 and was a director of Carlin from November 1994 to January 1998. Mr. Milligan is a director of Advanced Projects Limited and Lysander Gold Corporation, all of which are Vancouver-based mining companies with shares listed on the Vancouver Stock Exchange.

CHARLES J. G. RUSSELL retired in December 1995 after having served as Vice President of Ivanhoe Capital Corp. since January 1993 and President of Diamond Fields Resources Ltd. from September 1993 to February 1994. Mr. Russell held the positions of Senior Vice President and director of Galactic Resources Ltd. from June 1987 to September 1992. In January 1993, Galactic filed an assignment in bankruptcy under Canadian law. Galactic's publicly filed reports indicated that Galactic encountered financial difficulties associated in part with environmental problems at the Summitville Mine, a gold mine in Colorado operated by a wholly-owned subsidiary of Galactic. Mr. Russell is also a director of Quartz Mountain Gold Corp. which is listed on the Toronto Stock Exchange and Lysander Gold Corp., which is a Vancouver-based mining company with shares listed on the Vancouver Stock Exchange.

STEPHEN R. SOPHER is a professional geologist and a private investor.   Mr.
Sopher was President and C.E.O. of Lysander Gold Corporation from May 1995, to June 1997, and a director from January 1994, until September 1997. Mr. Sopher was Executive Vice President and a director of TVX Gold Inc. from January 1991 to September 1992. Prior to the merger of TVX Gold Inc. with Inco Gold Ltd. in early 1991, Mr. Sopher was Vice President Exploration of Inco Exploration and Technical Services, Inc. Mr. Sopher joined Inco Limited in 1961 and in 1970 was transferred to Brazil to organize and manage Inco's exploration program. In 1987 he became Managing Director, South America. Mr. Sopher is a registered Professional Engineer of Ontario, member of the American Institute of Mining, Metallurgical and Petroleum Engineers, Inc. and also the founding member of the Brazil-Canada Chamber of Commerce. Mr. Sopher is also a director of Consolidated Logan Mines, which is listed on the Vancouver Stock Exchange.

DAVID R. WILLIAMSON, a mining engineer and business executive, is principal of his own business, David Williamson Associates Limited, financial consultants to the mining industry and publishers of International Mining Review, based in London, England. In 1982 Mr. Williamson joined Shearson Lehman Hutton and formed their metals and mining research team. From 1987 to 1989 he held the positions of Executive Director of Shearson Lehman Hutton and director of Metals and Mining Research for Shearson Lehman Hutton Commodities. He is also a former governor of the Camborne School of Mines in England. Mr. Williamson is a director of Crown Resources Corporation, Asia Pacific Resources Ltd. and South Crofty Holdings Ltd., publicly traded mining companies listed on the Toronto Stock Exchange.

PAST DIRECTORS

JAMES M. CARTER resigned as a director in February 1997. Mr. Carter is a Chartered Accountant and has been President of Carter Financial Services Corporation and Carter & Associates Consulting Inc., private companies which previously provided financial consulting services to the industry since 1977. Mr. Carter was Vice President, Finance and Corporate Development of the Company from May 1993 to January 1995 and was Executive Vice President and Chief Financial Officer of the Company from January 1995 to February 1997 when he resigned from the Company. Mr. Carter also has been the President and Chief Executive Officer and a director of Carlin Resources Corp. November 1994. He is a director of Advanced Projects Limited which is a Vancouver-based company with shares listed on the Vancouver Stock Exchange, and Colony Energy Ltd. which is based in Calgary with shares listed on the Alberta Stock Exchange.

ROBERT F. DUNLOP resigned as a director in February 1998. Mr. Dunlop was formerly Deputy Chairman of Lonrho plc, the UK conglomerate which has significant mining interests in Africa, including a 37% holding in Ashanti Goldfields in Ghana and a 72% holding in Western Platinum in South Africa. Currently he is also a director of Companhia do Pipeline Mocambique-Zimbabwe Limitada.

A. TERRANCE MACGIBBON resigned as a director on August 29, 1997. Mr. MacGibbon is a geologist and business executive, and was formerly employed by Inco Limited. Mr. MacGibbon was Director, International Exploration of Inco Exploration and Technical Services Inc., and President of American Copper & Nickel Company, Inc., an Inco subsidiary company. Mr. MacGibbon joined Inco Limited in 1968 and has been involved in mineral exploration since that time. From 1987 to 1991 he was Director of Acquisitions and Property Management for Inco Exploration and Technical Services, Inc.

CURRENT OFFICERS

GLENN H. FRIESEN is a Certified General Accountant and has been Chief Financial Officer of the Company since February 1998 and Corporate Controller from May 1997 to February 1998. Mr. Friesen was Chief Financial Officer of Power Smart Inc. from 1991 to 1996 and controller of Skyline Gold Corp. from 1989 to 1991.

KARYN E. BACHERT has been Corporate Secretary of the Company since June 1992 and was Assistant Secretary of the Company from November 1988 to June 1992. Ms. Bachert has been employed by the Company since January 1987. Ms. Bachert was Corporate Secretary of Carlin Resources from November 1994 to June 1997.

PAST OFFICERS

JAMES A. CURRIE is a mining engineer with 18 years experience in the mining industry, and principal of his own business, Anacortes Management Ltd., providing consulting to the mining industry. Mr. Currie resigned his position in February 1998 and was Executive Vice President of the Company from June 1997 to February 1998 and Vice President, Mining of the Company from December 1994 to June 1997. Prior to this appointment he was employed by Placer-Dome Inc., Fording Coal Ltd. and Noranda Mines Ltd. in various capacities and more recently has been Vice President, Operations for Queenstake Resources Ltd. (1989-1991) and Manager, Technical Services for Galactic Resources Ltd. (1991-1993).

BOBBI-JO (B. J.) GORDON resigned her position with the Company in January 1998. Ms. Gordon is a Chartered Accountant and was appointed Vice President, Finance and Chief Financial Officer of the Company on February 1, 1997. Ms. Gordon previously provided consulting services to various resource companies. In 1994, she was Chief Financial Officer of Ashton Mining Company of Canada Inc. and in 1993, she was Vice President, Finance for CMP Resources Ltd. Prior to this, Ms. Gordon was an officer and a director of companies in the Homestake Canada group.

DEBBIE BARFURTH-WOOD, resigned her position with the Company on May 1997.
Ms. Barfurth-Wood is a Certified General Accountant and has been Treasurer of the Company since June 1994, and from January 1994 to June 1994 she was the Controller of the Company. Ms. Barfurth-Wood worked as an audit senior with KPMG, Chartered Accountants, from April 1988 to November 1992. From November 1992 she worked on a contract/temporary basis with Norecol Dames & Moore (previously Norecol Environmental Consultants Ltd.) as the Manager of Accounting, Finance & Administration until July 1993 and with Trans Mountain Pipeline Company Ltd. as a Financial Analyst in Regulatory Affairs until joining the Company. Ms. Barfurth-Wood has also been the Treasurer and Controller of Carlin Resources since November 1994.

NATHAN A. TEWALT is a geologist and held the position of Vice President, Exploration of the Company from March 4, 1996, to May 1997. Mr. Tewalt is Chief Executive Officer of Great Basin Gold Ltd. Prior to his appointment with the Company, Mr. Tewalt was employed by Meridian Gold Ltd., formerly FMC Gold Company ("FMC") from 1992 to February 1996 and held the position of Project Manager of the Rossi Property, FMC's flagship property in the Carlin Trend.

ITEM 11:  EXECUTIVE COMPENSATION

The Company's executive and employee compensation program is administered by the Compensation and/or Executive Committees. The Compensation Committee establishes or recommends general compensation levels and policies for executive officers and employees of the Company. The Stock Incentive Plan is administered by the Executive Committee or, in the absence of this committee, by executive officers of the Registrant on behalf of the Board of Directors. The Registrant's Board designates the Members of each committee on an annual basis.

SUMMARY OF EXECUTIVE COMPENSATION

During 1997, there were five executive officers of the Company: Andrew F. B. Milligan, James M. Carter, James A. Currie, Bobbi-Jo Gordon and Nathan Tewalt. The following table sets forth certain summary information concerning the compensation awarded to, earned by, or paid to the Chief Executive Officer and the two executive officers of the Company each of whose combined salary and bonus for 1997 exceeded $100,000 for services in all capacities to the Company during the year ended December 31, 1997, (collectively, the Named Executive Officers). The aggregate value of other annual compensation paid to the named Executive Officers during 1996 did not exceed 10% of the aggregate cash compensation set forth in the table below.

----------------------------------------------------------------------------------------------------------
                                        SUMMARY COMPENSATION TABLE
                                           ANNUAL COMPENSATION
                                                                          Securities         All other
Name and Principal Position                 Year     Salary     Bonus    Under Options    Compensation (1)
----------------------------------------------------------------------------------------------------------
Andrew F. B. Milligan (2)                   1997    $155,530        --           --               --
President and Chief Executive Officer       1996     158,474    47,542      450,000               --
                                            1995     157,389    31,478       50,000               --

James A. Currie (3)                         1997    $112,448        --      400,000            8,143
Executive Vice President and                1996     107,850    18,332       50,000              924
Chief Operating Officer                     1995      88,041        --      100,000              828

Bobbi-Jo (B. J.) Gordon (4)                 1997      88,604        --      150,000            4,991
Vice President, Finance and
Chief Financial Officer

James M. Carter (5)                         1997       5,400        --           --              365
Executive Vice President and                1996     132,062    39,168      240,000            1,109
Chief Financial Officer                     1995     131,157    39,347      100,100            1,020


(1) Represents life insurance premiums paid on behalf of the named executive officers.

(2) The services of Mr. Milligan are provided under an Agreement dated December 1, 1991, as amended on June 1, 1995, between the Company and Glencoe Management Ltd., a company owned and controlled by Mr. Milligan. (see Exhibit 20.4)

(3) The services of Mr. Currie were provided under an Agreement with the Company dated November 17, 1997, (see Exhibit 20.7). Mr. Currie resigned his position as Executive Vice President of the Company is February 1998, but will remain as a director of the Company's subsidiary Touchstone Resources Company.

(4) The services of Ms. Gordon were provided under an Agreement with the Company dated February 1, 1997, (see Exhibit 20.6). Ms. Gordon resigned her position as Vice President, Finance and Chief Financial Officer of the Company in February 1998, and the stock option granted to her in 1997 expired in March 1998.

(5) The services of Mr. Carter were provided under an Agreement with the Company dated June 1, 1993, as amended on June 1, 1995. Mr. Carter resigned his position with the Company in February 1997. (see Item 11:
     "Executive Compensation", "Management Agreements and Termination of Employment and Change in Control Arrangements").

STOCK INCENTIVE TRANSACTIONS DURING 1997

The following table sets onto the details of all stock option grants to the Named Executive Officers during the most recent completed financial year.

-----------------------------------------------------------------------------------------------------------------------------------
                                             OPTION GRANTS IN LAST FISCAL YEAR
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Potential Realizable Value
                              Number of       Percent of Total                                           at Assumed Annual Rates of
                              Securities      Options Granted                                             Stock Price Appreciation
                              Underlying      to Employees in                                                for Options Terms
Name                       Options Granted      Fiscal Year       Exercise Price    Expiration Date         5%           10%
-----------------------------------------------------------------------------------------------------------------------------------
James A. Currie                150,000              15%              C $1.06        February 27, 2002    C $43,928    C $97,071
James A. Currie                250,000            25.1%              C $0.80        June 19, 2002        C $55,256    C $122,102
Bobbi-Jo (B. J.) Gordon        150,000              15%              C $1.08        February 2, 2002     C $44,757    C $98,903
Nathan A. Tewalt               150,000              15%              C $1.06        February 27, 2002    C $43,929    C $97,071
-----------------------------------------------------------------------------------------------------------------------------------

During 1997, a total of 992,000 options were granted under the Registrant's
Stock Incentive Plan.   The Plan provides that all options to insiders are
issued at an exercise price equal to the closing price the Common Shares on the Toronto Stock Exchange on the trading day immediately preceding the date of grant.

---------------------------------------------------------------------------------------------------------------------------------
                              AGGREGATED OPTIONS EXERCISED, EXPIRED OR SURRENDERED IN LAST FISCAL YEAR
                                               AND FISCAL YEAR END OPTION VALUES
---------------------------------------------------------------------------------------------------------------------------------
                              Shares       Options (1)
                             Acquired       Expired                      Number of Securities           Value of Unexercised
                           on Exercise    Surrendered                   Underlying Unexercised         In-The Money Options at
                             (No. of        (No. of       Value           Options at 12/31/97                 12/31/97
Name                         Shares)        Shares)      Realized    Exercisable    Unexercisable    Exercisable    Unexercisable
---------------------------------------------------------------------------------------------------------------------------------
Andrew F. B. Milligan          --             --            --       500,000             --              Nil             --
James A. Currie                --         150,000 (2)       --       400,000 (2)         --              Nil             --
Bobbi-Jo (B. J.) Gordon        --         150,000 (3)       --       150,000 (3)         --              Nil             --
Nathan A. Tewalt               --         150,000 (2)       --       150,000 (2)         --              Nil             --
James M. Carter                --         400,000 (4)       --          --               --              Nil             --
---------------------------------------------------------------------------------------------------------------------------------


(1) During 1997 a total of 1,020,000 options either expired or were surrendered.

(2) On June 20, 1997, Messrs. Currie and Tewalt surrendered options after the grant of new replacement options was approved by the shareholders. Mr. Currie was granted an additional option of 250,000 after his appointment as Executive Vice President of the Company.

(3) Option granted under the Plan in February 1997, and expired in March 1998, due to resignation.

(4)  Options expired in February 1997, due to resignation.

COMPENSATION OF DIRECTORS

The Company pays outside directors a fee of C $650 for each meeting attended, in person or by telephone and an additional C $350 for outside directors who chair committee or board meetings. In addition, the directors may be reimbursed for actual expenses reasonably incurred by them in connection with attending meetings of the board. Directors are also eligible to receive bonus shares or options to purchase Common Shares of the Company.

STOCK OPTION REPRICINGS

On October 21, 1997, the Board of Directors resolved that all stock options of the Company be repriced to reflect the current market price and that the exercise price of such options be reduced to C $0.68 per share. The Company received approval from the Toronto Stock Exchange of the stock option repricings on December 31, 1997, subject to approval of the shareholders for all repriced stock options held by insiders. The details of the repriced stock options held by all insiders that were repriced and the details of the repricing are set out in the table below:


                                       Securities       Market Price of     Exercise Price                      Length of Original
                                         Under        Securities at Time      at Time of                            Option Term
                                      Options/SARs     of Repricing or       Repricing or      New Exercise     Remaining at Date
                          Date of     Repriced or          Amendment          Amendment            Price         or Repricing or
Name                     Repricing    Amended (#)      (C $/Security)       (C $/Security)     (C $/Security)       Amendment
----------------------------------------------------------------------------------------------------------------------------------
Andrew F. B. Milligan    Oct 21-97      500,000            $0.68                $1.75/              $0.68          2 1/4 years/
                                                                               $1.69 (1)                           3 1/4 years (1)

James A. Currie          Oct 21-97      400,000            $0.68                $1.06/              $0.68          4 1/2 years (2)
                                                                               $0.80 (2)

Bobbi-Jo (B.J.) Gordon   Oct 21-97      150,000            $0.68                $1.08               $0.68          4 1/4 years

Sargent H. Berner        Oct 21-97      100,000            $0.68                $0.69               $0.68          3 1/4 years

David S. Jennings        Oct 21-97      175,000            $0.68                $1.75/              $0.68          3 1/4 years
                                                                               $1.69 (3)

Stephen R. Sopher        Oct 21-97      100,000            $0.68                $1.69               $0.68          3 1/4 years

Charles J.G. Russell     Oct 21-97      100,000            $0.68                $0.87/              $0.68          2 weeks/
                                                                               $1.75 (4)                            2 1/4 years (4)

David R. Williamson      Oct 21-97      100,000            $0.68                $1.75/              $0.68          2 1/4 years/
                                                                               $1.69 (5)                           3 1/4 years (5)

Robert F. Dunlop         Oct 21-97      175,000            $0.68                $1.75               $0.68          2 1/2 years

Karyn E. Bachert         Oct 21-97       35,000            $0.68                $1.69/              $0.68          2 1/4 years/
                                                                                $1.75/                             3 1/4 years/
                                                                               $1.08 (6)                           4 1/4 years (6)

Nathan A. Tewalt         Oct 21-97      150,000            $0.68                $1.06               $0.68          4 1/4 years

Glenn H Friesen          Oct 21-97       35,000            $0.68                $0.95               $0.68          4 1/2 years


(1) Two stock options were repriced: one exerciseable for 50,000 shares at C $1.75 per share expiring on January 4, 2000; and one exerciseable for 450,000 shares at C $1.69 per share expiring on January 4, 2001.

(2) Two stock options were repriced: one exerciseable for 150,000 shares at C $1.06 per share expiring on February 27, 2002; and one exerciseable for 250,000 shares at C $0.80 per share expiring on June 19, 2002.

(3) Two stock options were repriced: one exerciseable for 35,000 shares at C $1.75 per share expiring on January 4, 2000; and one exerciseable for 140,000 shares at C $1.69 per share expiring on January 4, 2001.

(4) Two stock options were repriced: one exerciseable for 50,000 shares at C $0.87 per share expiring on November 5, 1997; and one exerciseable for 50,000 shares at C $1.75 per share expiring on January 4, 2000.

(5) Two stock options were repriced: one exerciseable for 30,000 shares at C $1.75 per share expiring on January 4, 2000; and one exerciseable for 70,000 shares at C $1.69 per share expiring on January 4, 2001.

(6) Three stock options were repriced: one for 10,000 shares exerciseable at C $1.75 per share expiring on January 4, 2000; one for 13,000 shares exerciseable at C $1.69 per share expiring on January 4, 2001; and one for 12,000 shares exerciseable at C $1.08 per share expiring on February 2, 2002.

A significant component of the compensation of the insiders of the Company consists of stock options. The directors do not consider that the recent performance of the Company's share price accurately reflects the performance of its directors, officers or employees. The directors consider that the most significant influences on the Company's share trading price has been the drop in the price of gold and the current junior stock investment climate, both of which are unrelated to performance of the directors, officers and employees of the Company. As a result, the directors considered that it was appropriate to reprice stock options of directors, officers and employees so that they continue to provide incentive to such employees to act in the best interests of the shareholders.

At the next Annual General Meeting, scheduled for May 21, 1998, the shareholders will be asked to consider and, if thought fit, pass an ordinary resolution approving the repricing of all the stock options held by insiders so that they become exerciseable at C $0.68 per share.

MANAGEMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

(1) The services of Andrew F. B. Milligan, a director, President and Chief Executive Officer of the Company, are provided to the Company pursuant to a Consultant/Management Agreement with Glencoe Management Ltd. dated December 1, 1991, and amended on December 19, 1992, June 29, 1994 and June 1, 1995. Mr. Milligan is the principal shareholder of Glencoe Management Ltd. This agreement includes provisions by which Mr. Milligan will be entitled to receive an amount equal to three years' management fees, and will also be entitled to participate in all employee insurance and benefit plans in place for a period of up to three years if the Company should terminate the agreement or the employment of the executive officer without cause. In addition, the executive officer may elect to be paid a sum equal to the difference between the market value and the exercise price of any outstanding stock options held by him at the date of his termination, upon surrender of such options; or may retain the options for a period of up to 30 days following termination of his employment. The estimated cost of the termination arrangements for Mr. Milligan, based upon 1997 compensation, would be approximately $492,000. The Company has no present intention to terminate this agreement.

(2) Until February 6, 1998, the services of James A. Currie, who was Executive Vice President and Chief Operating Officer of the Company since June 1997, and Vice President, Mining of the Company from December 1994 to June 1997, were provided to the Company pursuant to a Consulting Agreement between the Company and Anacortes Management Ltd. dated November 17, 1997. This Agreement was terminated on February 6, 1998.

(3) Until February 1, 1998, the services of Bobbi-Jo (B. J.) Gordon, who was Vice President, Finance and Chief Financial Officer of the Company since February 1, 1997, were provided to the Company pursuant to an Employment Agreement dated February 1, 1997. This agreement included provisions by which Ms. Gordon was entitled to receive an amount equal to one year's salary, and was also entitled to participate in all employee health, insurance and benefit plan in place for a one year period should the Company terminate the agreement or the employment of the executive officer without cause, or should she resign based on the sole reason that there has been a takeover of control of the Company she would be entitled to receive
     an amount equal to three years' salary and employment benefits.   In
     addition, Ms. Gordon was entitled to retain any stock options held by her at the date of termination for a period of up to 30 days following termination of her employment. The Company and Ms. Gordon entered an agreement on January 31, 1998, whereby the agreement provided for a payment of C $90,508 (paid) ending her employment with the Company and further amounts to be made under the agreement of $24,445, of which $21,318 is payable at the option of the Company in cash or shares in the capital of the Company. Ms. Gordon's stock options expired on March 3, 1998.

(4) Until February 1, 1997, the services of James M. Carter, who was until that date a director and the Executive Vice-President and Chief Financial Officer of the Company, were provided to the Company pursuant to a Management Agreement dated June 1, 1993 and amended on June 29, 1994 and June 1, 1995. This agreement included provisions by which Mr. Carter was entitled to receive an amount equal to three years' salary, and also entitled to participate in all employee insurance and benefit plans in place for a period of up to three years if the Company should terminate the agreement or employment of Mr. Carter without cause. In addition, Mr. Carter was entitled to elect to be paid a sum equal to the difference between the market value and exercise price of any outstanding stock options held by him at the date of termination, upon surrender of such options; or was entitled to retain the options for a period of up to 30 days following termination of his employment.

     The Company, Mr. Carter and Carlin Resources had agreed that the Management Agreement with Mr. Carter would be transferred to and assumed by Carlin Resources effective February 1, 1997. Subsequently, the parties agreed that the Company would be relieved of all obligations under the Management Agreement in consideration of a payment of C $30,000. This sum is not due until settlement of Carlin's indebtedness to the Company.

(5) David S. Jennings, a director of the Company, is the principal shareholder of 7557 Management Group Ltd., a management company which received fees for providing the services of Dr. Jennings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Andrew F. B. Milligan, a Director and Executive Officer of the Registrant, served as a member of the Compensation Committee during 1996 and part of 1997. As of June 1997, the Compensation Committee is made up of non-executive directors of the Company.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Company's compensation program for its executive officers is administered and reviewed by the Compensation Committee (the "Committee") of the Board of Directors. In 1995, the Committee used information and a report prepared by outside consultants to assist in determining appropriate executive compensation practices for the most senior executive officers. The report used two groups of Canadian mining companies, using annual revenues and number of employees as measures. The report augmented information by including recent salary surveys carried out for comparable mining companies, and publicly available compensation information for Canadian mining companies.

The Committee reviewed the information and confirmed that the base salaries and benefits provided to the two senior officers were comparable to those
provided by similar companies.   However, it was determined that the Company
was deficient, in relation to comparable companies, in not providing short-term incentives such as a bonus plan. Thus, the Committee recommended and the Board of Directors approved additional potential annual compensation through short term incentive awards (ie. bonus plan). The award of a bonus is based on the performance of the Executive reaching strategic goals of the company, such as achieving recognition in the market-place, development of ore reserves, securing additional financing, accomplishing significant acquisitions, etc. The objectives for the individual are intended to be specific, measurable, achievable, relevant and timely.

In 1996, the Committee reviewed and concluded that the annual salary and benefits for the chief executive officer and the executive vice-president remained in line with salaries and benefits offered by comparable companies. The Committee did not recommend any increase in base salaries or benefits for those positions in 1996. The Committee reviewed the performance of the president and chief executive officer and the executive vice president (in the absence) and recommended a bonus based on job description and achievement of objectives in 1995. The Board of Directors approved the recommendations of the Committee. The Committee did not recommend any increase in base salaries or benefits in 1997.

COMPARATIVE SHAREHOLDER RETURN PERFORMANCE GRAPH

The graph below compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Shares against the cumulative total shareholder return on the TSE Gold & Precious Minerals Sub-Index and TSE 300 Stock Index for the five fiscal years immediately prior to the beginning of the present financial year, assuming a $100 initial investment with all dividends reinvested to the cumulative returns.

                       COMPARISON OF FIVE-YEAR CUMULATIVE
                TOTAL SHAREHOLDER RETURN ("CSR") ON COMMON SHARES
                 OF THE CORPORATION AND THE TSE 300 STOCK INDEX

                                    [CHART]

  Yearly % Change in CSR    =   Total Dividends & (End Price - Opening Price)
                               ----------------------------------------------
  (for a given period)                           Opening Price

*Assumes that the initial value of investment on the Toronto Stock Exchange in the Registrant's Common Shares and in each of the indices was $100 on commencement of the 5 year period and that all dividends were reinvested.


------------------------------------------------------------------------------
                   TSE 300         Gold & Mineral
                 Stock Price        Stock Price
Year            Index Values        Index Value       Cornucopia Closing Price
                                                                C $
------------------------------------------------------------------------------
1992              3,350.44           5,250.06                   1.60
------------------------------------------------------------------------------
1993              4,321.43          10,698.96                   2.55
------------------------------------------------------------------------------
1994              4,213.61           9,586.36                   1.55
------------------------------------------------------------------------------
1995              4,713.54          10,413.61                   1.75
------------------------------------------------------------------------------
1996              5,927.03          11,302.64                   0.97
------------------------------------------------------------------------------
1997              6,699.44           6,378.87                   0.26
------------------------------------------------------------------------------


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As at March 26, 1998, the number of Common Shares beneficially owned, directly or indirectly, or over which control or direction is exercised, by the directors and Named Executive Officers of the Registrant and, to the knowledge of the directors and Named Executive Officers of the Registrant, any person who beneficially owns, directly or indirectly, or exercises, control or direction over shares carrying more than 5 % of the voting rights attached to all shares of the Registrant follows. The total issued and outstanding shares of the Registrant at December, 31, 1997, was 38,556,040.


   ----------------------------------------------------------------------------------------
                                                        Common Stock Beneficially Owned
   Name                                             Number of Shares (1)   Percent of Class
   ----------------------------------------------------------------------------------------
   EXECUTIVE OFFICERS:

   Andrew F. B. Milligan, Vancouver, BC, Canada        547,200 (2)              1.42%
   Glenn H. Friesen, North Vancouver, BC, Canada        35,000 (3)         LESS THAN 1%

   OTHER DIRECTORS

   Sargent H. Berner, Vancouver, BC, Canada            110,000 (4)         LESS THAN 1%
   David S. Jennings, Bowen Island, BC, Canada         175,000 (3)         LESS THAN 1%
   Charles J. G. Russell, Guernsey, UK                 100,000 (3)         LESS THAN 1%
   Stephen R. Sopher, Oakville, ON, Canada             145,000 (4)         LESS THAN 1%
   David R. Williamson, London, England                100,000 (3)         LESS THAN 1%

   DIRECTORS OF US SUBSIDIARY COMPANIES

   James A. Currie, Abbotsford, BC, Canada             400,000 (3)                1.04%
   Nathan A. Tewalt, Blaine, WA, USA                   150,000 (3)         LESS THAN 1%

   All directors and executive officers as group     1,762,200 (5)                4.57%
   ----------------------------------------------------------------------------------------

(1) Based upon information furnished to the Registrant by individual directors. Unless otherwise indicated, such shares are held directly.

(2) Includes 500,000 shares issuable upon exercise of a currently exercisable incentive stock option.

(3) Represents shares issuable upon exercise of a currently exercisable incentive stock option.

(4) Includes 100,000 shares issuable upon exercise of a currently exercisable incentive stock option.

(5) Includes 1,660,000 shares issuable upon exercise of currently exercisable incentive stock options.

The information as to shares beneficially owned, not being within the knowledge of the Registrant, has been furnished by the respective individuals or has been extracted from the register of shareholdings maintained by the Registrant's transfer agent.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The services of ANDREW F. B. MILLIGAN, a director, President and Chief Executive Officer of the Registrant, are provided to the Company pursuant to a Consultant/Management Agreement with Glencoe Management Ltd. dated December 1, 1991, as amended. Mr. Milligan is the principal shareholder of Glencoe Management Ltd. which receives management fees from the Company. (See Item 11 -"Executive Compensation", "Summary of Executive Compensation").

The services of BOBBI-JO (B. J.) GORDON, Vice President, Finance and Chief Financial Officer of the Registrant was provided to the Company pursuant to an Employment Agreement dated February 1, 1997, and terminated on January 31, 1998. (See Item 11: "Management Agreements and Termination of Employment and Change-In-Control Agreements").

The services of JAMES M. CARTER, a director and Executive Vice President and Chief Financial Officer of the Registrant until February 1997, was provided to the Company pursuant to a Management Agreement dated June 1, 1993, and amended on June 29, 1994, and June 1, 1995. (See Item 11: "Management Agreements and Termination of Employment and Change-In-Control Arrangements").

SARGENT H. BERNER, a director of the Company, is a partner in the Vancouver law firm of DuMoulin Black, which received fees for legal services provided to the Company for the period ended December 31, 1997, ($74,217 - 1996 fiscal year; $57,343 - 1995 fiscal year).

DAVID S. JENNINGS, a director and former Vice President of the Registrant, is the principal shareholder of 7557 Management Group Ltd. ("7557"), a management company which received fees for providing the services of Dr. Jennings. During the period ended December 31, 1997, management fees of NIL ($11,005 - 1996; $80,662 - 1995 fiscal year) were paid to 7557 for such services at a rate of C $600 per day. These fees vary monthly based on services rendered during the month.

DAVID R. WILLIAMSON, a director of the Registrant, is the principle owner of David Williamson Associates Limited ("DWA"), which received fees for services of Mr. Williamson. During the period ended December 31, 1997, consulting fees of $2,431 ($954 - 1996 fiscal year; $35,565 - 1995 fiscal year) were paid to DWA for such services.

JAMES A. CURRIE, formerly Executive Vice President and Chief Operating Officer of the Registrant until February 6, 1998, and currently a director of Touchstone Resources Company, is the principal shareholder of Anacortes Management Ltd., which received fees of $23,041 for providing consulting services for the Company for the period November 17, 1997 to December 31, 1997, (nil in prior years).

CORNUCOPIA RESOURCES LTD.
PART IV
------------------------------------------------------------------------------

ITEM 14:  EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

1. FINANCIAL STATEMENTS

   The consolidated Financial Statements of the Company are included in Part II, Item 8 of this Form 10-K.

2. NOT APPLICABLE

3. A.)   EXHIBITS                                                      PAGE(S)

* 3.1    Certificate of Amalgamation dated November 14, 1985 and
         Amalgamation Agreement dated April 24, 1985 between Cyrano Resources Inc. and Cornucopia Resources Ltd.

* 3.2    Memorandum of the Registrant, as amended June 24, 1986 and
         June 25, 1987.

* 3.3    Articles of the Registrant, as amended June 24, 1986.


* 4.1    Article 25.1 of the Registrant.

* 4.2    Specimen Certificate for Common Shares without par value.

  4.3 Stock Incentive Plan as amended and approved by the Registrant shareholders on May 27, 1993 and further amended by the directors on January 5, 1994, May 15, 1995, September 18, 1995 and January 4, 1996. Directors' and Employees' Share Option Program. Incorporated herein by reference to Exhibit 4.2 to the Registrant's Form S-8 (Reg. No. 33-25974) and the most recent amendment received approval from the Registrant shareholders at the Company's Annual General Meeting on June 20, 1996. Incorporated herein by reference to
         Exhibit 4.3 of the Registrant's Form 10-K dated December
         31, 1996.

  10.1 Venture Agreement between Newmont Exploration Limited and Touchstone Resources Company dated June 23, 1992.
         Incorporated by reference to Exhibit 19.1 of the Registrant's Form 6-K dated June 30, 1992 and amended on
         July 6, 1996.

  10.2   Property Agreement dated August 31, 1995 between Benguet
         Corp., USA and Cornucopia Resources Ltd. Incorporated by Reference to Exhibit 10.5 of the Registrant's Form
         10-KSB dated December 31, 1995.

  10.3 Construction Contract dated August 20, 1996, between the Company's subsidiary Mineral Ridge Resources Inc. and Roberts & Schaefer Company. Incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K dated December 31, 1996.

  10.4 Open Pit Mining Contract dated August 20, 1996, between the Company's subsidiary Mineral Ridge Resources Inc.
         and D. H. Blattner & Sons, Inc. Incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K dated December 31, 1996.

  10.5 Loan Agreement dated January 17, 1997, between the Company's subsidiary Mineral Ridge Resources Inc. and Dresdner Bank AG, New York and Grand Cayman Branches. Incorporated herein by reference to Exhibit 10.9 of the Registrant's Form 10-K dated December 31, 1996.

  10.6   Agreement between Sierra Pacific Power Company and
         Mineral Ridge Resource Inc. dated July 11, 1997.
         Incorporated by reference to Exhibit 20.1 of the Registrant's Form 10-Q dated September 30, 1997.

                                                                       PAGE(S)

  10.7 Venture Agreement between Touchstone Resources Company and Great Basin Gold Inc. dated August 13, 1997. Incorporated by reference to Exhibit 20.2 of the Registrant's Form 10-Q dated September 30, 1997.

  11.1   Statement Regarding Computation of Per Share Earnings.           72

  17.1 Letter of resignation from Robert F. Dunlop as a director of the Registrant, dated February 12, 1998. Incorporated by reference to Exhibit 17.1 of the Registrant's Form 8-K dated February 26, 1998.

  19.1 Shareholder Protection Plan Rights Agreement between Cornucopia Resources Ltd. and The R-M Trust Company dated August 18, 1992, and amended on July 16, 1996. Incorporated herein by reference to Exhibit 19.5 of the Registrant's Form 10-K dated December 31, 1996

  20.1 Final Prospectus of Cornucopia Resources Ltd. dated September 12, 1996 as filed with the Ontario Securities Commission, British Columbia Securities Commission and Quebec Securities Commission. Incorporated by reference to Exhibit 20.2 of the Registrant's Form 10-K dated December 31, 1996.

  20.2 Final Prospectus of Cornucopia Resources Ltd. dated March 3, 1997 as filed with the Ontario Securities commission, British Columbia Securities Commission and Quebec Securities Commission. Incorporated by reference to Exhibit 20.3 of the Registrant's Form 10-K dated December 31, 1996.

  20.3 Final Prospectus of Cornucopia Resources Ltd. dated July 25, 1997, as filed with the Ontario Securities commission, British Columbia Securities Commission and Quebec Securities Commission. Incorporated by reference to Exhibit 20.1 of the Registrant's Form 10-Q dated June 30, 1997.

  20.4 Revised Management Agreement dated June 1, 1995 between the Registrant and Glencoe Management Ltd. Incorporated herein by reference to Exhibit 19.14 of the Registrant's
         Form 10-KSB dated December 31, 1995.

  20.5 Revised Management Agreement dated June 1, 1995 between the Registrant and James Carter. Incorporated herein by reference to Exhibit 19.13 of the Registrant's Form
         10-KSB dated December 31, 1995.

  20.6   Employment Agreement between the Registrant and B. J.
         Gordon dated February 1, 1997. Incorporated by reference to Exhibit 99 of the Registrant's Form 10-Q dated March 31, 1997.

  20.7   Consulting Agreement between the Registrant and                73-80
         Anacortes Management Ltd. dated November 17, 1997.

  20.8 New releases issued dated; February 3, February 4, March 6, March 12, April 8, April 9, April 30, and June 26, 1997, are incorporated herein by reference to Exhibit
         28.1 of the Registrant's Form 10-Q dated June 30, 1997; and news releases dated August 14, August 27, and October 29, 1997, are incorporated by reference to
         Exhibit 20.3 of the Registrant's Form 10-Q dated
         September 30, 1997.

  20.9   New releases issued dated February 10, 1998, and               81-84
         February 25, 1998, regarding recent work on the Ivanhoe
         Property, Nevada.

  22.1 Subsidiaries of the Registrant. (The subsidiary companies of the Registrant are described in Item 1 -
         "Business" of this Form 10-K).

  23.1   Consent of KPMG dated March 30, 1998.                            85


  99     Undertaking with respect to Form S-8 under the Securities        86
         Act of 1993.

* Incorporated herein by reference to the corresponding exhibit filed with the Registrant's original Form 10 dated April 29, 1988.

B.)     REPORTS ON FORM 8K

During 1997, and as of March 26, 1998, the Registrant has filed reports on Form 8-K on the following dates:

May 8, 1997 -          news release announcing Registrant selling 2,100,000
                       shares of Carlin Resources Corp.

September 10, 1997  -  news release announcing Letter of Intent between
                       Registrant and First Dynasty Mines Ltd. regarding the possible acquisition of New Millennium Mining Ltd.

September 30, 1997  -  resignation of a director of the Registrant.

November 6, 1997    -  news release announcing termination of First Dynasty
                       agreement-in-principle.

November 19, 1997   -  news release announcing temporary shut down of mining
                       at the Mineral Ridge Mine.

February 12, 1998   -  resignation of Executive Vice President and Vice
                       President, Finance and appointment of Chief Financial
                       Officer and shares granted under the Company's Share
                       Bonus Plan.

February 26, 1998   -  news release announcing results in from Ivanhoe
                       Property, and resignation of a director of the Registrant.


D.) During 1997, the Registrant filed three reports on Form 10-Q dated March 31, 1997; June 30, 1997; and September 30, 1997.

                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CORNUCOPIA RESOURCES LTD.



Date:  March 30, 1998                       /s/         Andrew F. B. Milligan
---------------------                       ---------------------------------
                                                        Andrew F. B. Milligan
                                                            President & Chief
                                                            Executive Officer
                                                                     Director


Date:  March 30, 1998                       /s/              Glenn H. Friesen
---------------------                       ---------------------------------
                                                             Glenn H. Friesen
                                                     Corporate Controller and
                                                      Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  March 30, 1998                       /s/             David S. Jennings
---------------------                       ---------------------------------
                                                            David S. Jennings
                                                                     Director


Date:  March 30, 1998                       /S/             Sargent H. Berner
---------------------                       ---------------------------------
                                                            Sargent H. Berner
                                                                     Director


Date:  March 20, 1998                       /S/             Stephen R. Sopher
---------------------                       ---------------------------------
                                                            Stephen R. Sopher
                                                                     Director



THE REGISTRANT'S 1997 ANNUAL REPORT COVERING THE COMPANY'S LAST FISCAL YEAR AND RELATED PROXY MATERIAL WILL BE SENT TO SHAREHOLDERS IN APRIL, 1998.

                                 EXHIBIT INDEX


Exhibit                                                                  Page
Number

* 3.1    Certificate of Amalgamation dated November 14, 1985 and
         Amalgamation Agreement dated April 24, 1985 between Cyrano
         Resources Inc. and Cornucopia Resources Ltd.

* 3.2    Memorandum of the Registrant, as amended June 24, 1986 and
         June 25, 1987.

* 3.3    Articles of the Registrant, as amended June 24, 1986.


* 4.1    Article 25.1 of the Registrant.

* 4.2    Specimen Certificate for Common Shares without par value.

  4.3 Stock Incentive Plan as amended and approved by the Registrant shareholders on May 27, 1993 and further amended by the directors on January 5, 1994, May 15, 1995, September 18, 1995 and January 4, 1996. Directors' and Employees' Share Option Program. Incorporated herein by reference to Exhibit 4.2 to the Registrant's
         Form S-8 (Reg. No. 33-25974) and the most recent amendment received approval from the Registrant shareholders at the Company's Annual General Meeting on June 20, 1996. Incorporated herein by reference to
         Exhibit 4.3 of the Registrant's Form 10-K dated December
         31, 1996.

  10.1 Venture Agreement between Newmont Exploration Limited and Touchstone Resources Company dated June 23, 1992.
         Incorporated by reference to Exhibit 19.1 of the Registrant's Form 6-K dated June 30, 1992 and amended on
         July 6, 1996.

  10.2   Property Agreement dated August 31, 1995 between Benguet
         Corp., USA and Cornucopia Resources Ltd. Incorporated by Reference to Exhibit 10.5 of the Registrant's Form
         10-KSB dated December 31, 1995.

  10.3   Construction Contract dated August 20, 1996, between the
         Company's subsidiary Mineral Ridge Resources Inc. and
         Roberts & Schaefer Company. Incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K dated
         December 31, 1996.

  10.4 Open Pit Mining Contract dated August 20, 1996, between the Company's subsidiary Mineral Ridge Resources Inc.
         and D. H. Blattner & Sons, Inc. Incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K dated December 31, 1996.

  10.5   Loan Agreement dated January 17, 1997, between the
         Company's subsidiary Mineral Ridge Resources Inc. and
         Dresdner Bank AG, New York and Grand Cayman Branches.
         Incorporated herein by reference to Exhibit 10.9 of the Registrant's Form 10-K dated December 31, 1996.

  10.6   Agreement between Sierra Pacific Power Company and
         Mineral Ridge Resource Inc. dated July 11, 1997.
         Incorporated by reference to Exhibit 20.1 of the Registrant's Form 10-Q dated September 30, 1997.


                                                                         Page

  10.7 Venture Agreement between Touchstone Resources Company and Great Basin Gold Inc. dated August 13, 1997.
         Incorporated by reference to Exhibit 20.2 of the Registrant's Form 10-Q dated September 30, 1997.

  11.1   Statement Regarding Computation of Per Share Earnings.           72

  17.1 Letter of resignation from Robert F. Dunlop as a director of the Registrant, dated February 12, 1998.
         Incorporated by reference to Exhibit 17.1 of the Registrant's Form 8-K dated February 26, 1998.

  19.1   Shareholder Protection Plan Rights Agreement between
         Cornucopia Resources Ltd. and The R-M Trust Company dated August 18, 1992, and amended on July 16, 1996.
         Incorporated herein by reference to Exhibit 19.5 of the Registrant's Form 10-K dated December 31, 1996

  20.1   Final Prospectus of Cornucopia Resources Ltd. dated
         September 12, 1996 as filed with the Ontario Securities
         Commission, British Columbia Securities Commission and
         Quebec Securities Commission. Incorporated by reference to Exhibit 20.2 of the Registrant's Form 10-K dated
         December 31, 1996.

  20.2   Final Prospectus of Cornucopia Resources Ltd. dated
         March 3, 1997 as filed with the Ontario Securities commission, British Columbia Securities Commission and
         Quebec Securities Commission. Incorporated by reference to Exhibit 20.3 of the Registrant's Form 10-K dated
         December 31, 1996.

  20.3   Final Prospectus of Cornucopia Resources Ltd. dated July
         25, 1997, as filed with the Ontario Securities commission, British Columbia Securities Commission and
         Quebec Securities Commission. Incorporated by reference to Exhibit 20.1 of the Registrant's Form 10-Q dated June
         30, 1997.

  20.4 Revised Management Agreement dated June 1, 1995 between the Registrant and Glencoe Management Ltd. Incorporated herein by reference to Exhibit 19.14 of the Registrant's
         Form 10-KSB dated December 31, 1995.

  20.5 Revised Management Agreement dated June 1, 1995 between the Registrant and James Carter. Incorporated herein by reference to Exhibit 19.13 of the Registrant's Form
         10-KSB dated December 31, 1995.

  20.6   Employment Agreement between the Registrant and B. J.
         Gordon dated February 1, 1997. Incorporated by reference to Exhibit 99 of the Registrant's Form 10-Q dated March 31, 1997.

  20.7   Consulting Agreement between the Registrant and                73-80
         Anacortes Management Ltd. dated November 17, 1997.

  20.8   New releases issued dated; February 3, February 4, March
         6, March 12, April 8, April 9, April 30, and June 26,
         1997, are incorporated herein by reference to Exhibit
         28.1 of the Registrant's Form 10-Q dated June 30, 1997;
         and news releases dated August 14, August 27, and October 29, 1997, are incorporated by reference to
         Exhibit 20.3 of the Registrant's Form 10-Q dated
         September 30, 1997.

  20.9   New releases issued dated February 10, 1998, and               81-84
         February 25, 1998, regarding recent work on the Ivanhoe
         Property, Nevada.

  22.1 Subsidiaries of the Registrant. (The subsidiary companies of the Registrant are described in Item 1 -
         "Business" of this Form 10-K).

  23.1   Consent of KPMG dated March 30, 1998.                            85

  99     Undertaking with respect to Form S-8 under the Securities        86
         Act of 1993.

* Incorporated herein by reference to the corresponding exhibit filed with the Registrant's original Form 10 dated April 29, 1988.
