Form 10-Q
period 1998-03-31
CORNUCOPIA RESOURCES LTD
filed 1998-05-15
CIK 832342

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                 (MARK ONE)

                /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended March 31, 1998.

                                          OR

                / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from             to

                            Commission file number 0-16778

                            ------------------------

                           CORNUCOPIA RESOURCES LTD.

             (Exact name of registrant as specified in its charter)

                            ------------------------

                BRITISH COLUMBIA, CANADA                                            N/A
            (State or other jurisdiction of                                   (I.R.S. Employer
             incorporation or organization)                                 Identification No.)

                         SUITE 540-THE MARINE BUILDING,
                   355 BURRARD STREET, VANCOUVER, BC V6C 2G8
                    (Address of principal executive offices)

                                 (604) 687-0619

              (Registrant's telephone number, including area code)

                                      N/A

   (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes /X/ No / /

                            ------------------------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /

                            ------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      As of May 13, 1998, there were 38,814,057 common shares outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                            ---------
PART I      FINANCIAL INFORMATION

Item 1      Financial Statements

         -  Consolidated Balance Sheets as at March 31, 1998, and December 31, 1997.......................          3

         -  Consolidated Statements of Loss and Deficit for the three months ended March 31, 1998, and
            March 31, 1997................................................................................          4

         -  Consolidated Statements of Changes in Financial Position for the three months ended March 31,
            1998, and March 31, 1997......................................................................          5

         -  Notes to Consolidated Financial Statements....................................................       6-14

Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations.........      15-18

PART II     OTHER INFORMATION

Item 1      Legal Proceedings.............................................................................         19

Item 2      Changes In Securities and Use of Proceeds.....................................................         19

Item 3      Defaults Upon Senior Securities...............................................................         19

Item 4      Submission of Matters to a Vote of Security Holders...........................................         19

Item 5      Other Information.............................................................................         19

Item 6      Exhibits And Reports On Form 8-K..............................................................         20

SIGNATURES................................................................................................         21

EXHIBIT INDEX.............................................................................................         22

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the company to be materially different from any future results, performance, or achievements express or implied by such forward-looking statements. Such factors include, among others, results of merger or sale of assets, precious metals exploration and development costs and results, fluctuation of gold prices, competition, uninsured risks, recovery of reserves, capitalization and commercial viability and requirements for obtaining bonds, permits and licenses.

                           CORNUCOPIA RESOURCES LTD.

                          CONSOLIDATED BALANCE SHEETS

                     (PREPARED BY MANAGEMENT WITHOUT AUDIT)

                       (STATED IN UNITED STATES DOLLARS)

                                                                                        MARCH 31,    DECEMBER 31,
                                                                                          1998           1997
                                                                                      -------------  -------------
                                                      ASSETS
CURRENT ASSETS
Cash and cash equivalents...........................................................        169,799        996,732
Accounts receivable.................................................................        409,248        546,050
Product inventory...................................................................       --             --
Prepaid expenses and deposits.......................................................         27,297         40,880
                                                                                      -------------  -------------
                                                                                            606,344      1,583,662
                                                                                      -------------  -------------
Capital assets......................................................................         46,131         63,116
Resource assets.....................................................................     16,767,461     16,710,818
                                                                                      -------------  -------------
TOTAL ASSETS........................................................................     17,419,936     18,357,596
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                                   LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities............................................      1,883,603      2,367,508
Debt................................................................................     13,200,117     13,186,599
                                                                                      -------------  -------------
                                                                                         15,083,720     15,554,107
                                                                                      -------------  -------------
Capital lease obligations...........................................................         28,279         42,436
Provision for site reclamation......................................................        172,908        172,908
                                                                                      -------------  -------------
TOTAL LIABILITIES...................................................................     15,284,907     15,769,451
                                                                                      -------------  -------------

                                               SHAREHOLDERS' EQUITY
SHARE CAPITAL
Common shares (38,663,540)..........................................................     37,829,307     37,829,307
Deficit.............................................................................    (35,694,278)   (35,241,162)
                                                                                      -------------  -------------
TOTAL SHAREHOLDERS' EQUITY..........................................................      2,135,029      2,588,145
                                                                                      -------------  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................................     17,419,936     18,357,596
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                See accompanying notes to financial statements.

                           CORNUCOPIA RESOURCES LTD.

                  CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT

                     (PREPARED BY MANAGEMENT WITHOUT AUDIT)

                       (STATED IN UNITED STATES DOLLARS)

                                                                                            THREE MONTHS ENDED
                                                                                        --------------------------
                                                                                         MARCH 31,     MARCH 31,
                                                                                            1998          1997
                                                                                        ------------  ------------
REVENUES
Product sales.........................................................................       --              6,764
Production costs......................................................................       --             81,682
                                                                                        ------------  ------------
Operating profit (loss)...............................................................       --            (74,918)
Interest and other income.............................................................         2,309        41,942
                                                                                        ------------  ------------
                                                                                               2,309       (32,976)
                                                                                        ------------  ------------
EXPENSES (OTHER INCOME)
General and administrative expenses...................................................       455,424       499,352
Loss (gain) on disposal/write down of investments.....................................       --            132,096
Abandonment and write down of resource assets.........................................       --            --
                                                                                        ------------  ------------
                                                                                             455,424       631,448
                                                                                        ------------  ------------
LOSS BEFORE NON-CONTROLLING INTEREST..................................................      (453,115)     (664,424)
Equity loss...........................................................................       --             51,945
                                                                                        ------------  ------------
NET LOSS FOR THE PERIOD...............................................................      (453,115)     (716,369)
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Deficit, beginning of the period......................................................    35,241,162    16,776,537
Net loss for the period...............................................................       453,115       716,369
                                                                                        ------------  ------------
DEFICIT, END OF THE PERIOD............................................................    35,694,278    17,492,906
                                                                                        ------------  ------------
                                                                                        ------------  ------------
LOSS PER SHARE........................................................................         (0.01)        (0.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING............................................    38,619,346    35,724,151

                See accompanying notes to financial statements.

                           CORNUCOPIA RESOURCES LTD.

            CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION

                     (PREPARED BY MANAGEMENT WITHOUT AUDIT)

                       (STATED IN UNITED STATES DOLLARS)

                                                                                            THREE MONTHS ENDED
                                                                                          -----------------------
                                                                                          MARCH 31,    MARCH 31,
                                                                                             1998        1997
                                                                                          ----------  -----------
CASH PROVIDED BY (USED IN)
OPERATIONS
Net loss for the period.................................................................    (453,115)    (716,369)
Items not involving cash;
Amortization............................................................................      37,873       23,735
Reclamation accrual.....................................................................      --          --
Loss (gain) on disposal/write down of investment........................................      --          132,096
Abandonment and write down of resource assets...........................................      --          --
                                                                                          ----------  -----------
                                                                                            (415,242)    (560,538)
Net change in non-cash working capital items............................................    (333,520)   3,512,806
                                                                                          ----------  -----------
                                                                                            (748,762)   2,952,268
                                                                                          ----------  -----------
INVESTING
Investments.............................................................................      --           10,993
Note receivable.........................................................................      --            4.043
Capital assets..........................................................................      --          (46,124)
Resource assets.........................................................................     (77,532)  (7,009,868)
                                                                                          ----------  -----------
                                                                                             (77,532)  (7,040,956)
                                                                                          ----------  -----------
FINANCING
Capital lease obligations...............................................................     (14,157)     (10,664)
Debt....................................................................................      13,518      845,956
Net proceeds from issue of common shares for cash.......................................      --        1,735,687
Net proceeds (expenses) from issue of special warrants..................................      --         (946,019)
                                                                                          ----------  -----------
                                                                                                (639)   1,624,960
                                                                                          ----------  -----------
INCREASE (DECREASE) IN CASH.............................................................    (826,933)  (2,463,728)
                                                                                          ----------  -----------
Cash and Equivalents, beginning of the period...........................................     996,732    3,870,312
                                                                                          ----------  -----------
CASH AND EQUIVALENTS, END OF THE PERIOD.................................................     169,799    1,406,584
                                                                                          ----------  -----------
                                                                                          ----------  -----------

(includes funds in escrow)

                See accompanying notes to financial statements.

                           CORNUCOPIA RESOURCES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (PREPARED BY MANAGEMENT WITHOUT AUDIT)

                       (STATED IN UNITED STATES DOLLARS)

1.  OPERATIONS

    These financial statements are prepared in accordance with accounting principles applicable to a going concern. The recoverability of the amounts shown for interests in mining properties and deferred costs is dependent upon future profitable operations or proceeds from the disposition thereof, the quantity of economically recoverable reserves, and on the outcome or timing of legislative or regulatory developments relating to environmental protection. The viability of production on mineral properties held by the Company is highly dependent on the price of gold.

    At March 31, 1998, Cornucopia Resources Ltd. (the "Company") had a working capital deficiency of $14,437,376, which is, in part, due to the classification of indebtedness (see below). In addition, the Company's mining operations at its Mineral Ridge Mine have been suspended since November 14, 1997, due, in part, to low gold prices and the lack of capital to construct a supplemental water supply and leach pad expansion. The timing of recommencement of mining operations at Mineral Ridge cannot be determined with certainty. The Company has had certain liens placed against the Mineral Ridge property by creditors. Due to these factors, the ability of the Company to meet its obligations as they become due is uncertain.

    The Company is not in compliance with certain debt covenants calculated as at March 31, 1998. The lender has given notice to the Company that an event of default has occurred and has taken action to accelerate repayment of the loan or to otherwise act on its security. Action taken by the lender was in the form of a letter declaring that forbearance would not continue beyond April 30, 1998, and that the lender may foreclose on Mineral Ridge Resources Inc. and enforce the guarantee of Cornucopia Resources Ltd. Until the covenants governing these financial ratios are formally amended, the Company is not in compliance with the loan agreement. Therefore, the total obligation of $13,200,117 has been classified as a current liability on the balance sheet.

    Notwithstanding the covenant violation, under the terms of the existing loan agreement, the Company is required to make loan payments of approximately $6,850,117 in the next twelve months. Although the Company does not currently have sufficient funds to satisfy this repayment obligation, it is management's intention to be able to make the repayments from cash flow generated by operations from Mineral Ridge. The amount of cash flow generated is partially dependent upon future gold prices. However, if the lender were to act on the covenant violation or the Company were unable to meet these repayment requirements, the future operations of the Company could be materially and adversely affected.

    To improve liquidity and to enable necessary expenditures of capital at Mineral Ridge, discussions are underway with third parties to obtain additional financing. Current discussions focus on a corporate merger or sale of the Mineral Ridge Mine.

2.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited interim consolidated balance sheet and interim consolidated statements of earnings and changes in financial position contain all adjustments, consisting only those of a normal recurring nature, necessary to present fairly the financial position of Cornucopia Resources Ltd. as of March 31, 1998, and the results of its operations and changes in its financial position for the three months ended March 31, 1998, and 1997. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year.

                           CORNUCOPIA RESOURCES LTD.

                     (PREPARED BY MANAGEMENT WITHOUT AUDIT)

                       (STATED IN UNITED STATES DOLLARS)

2.  BASIS OF PRESENTATION (CONTINUED)
    The accompanying consolidated financial statements for the three months ended March 31, 1998, are prepared on the basis of accounting principles generally accepted in Canada. Significant differences to accounting principles generally accepted in the United States of America are explained in note 8.

    The consolidated financial statements include the accounts of Cornucopia Resources Ltd., (the "Company") which is incorporated under the Company Act (British Columbia), its subsidiary, including Cornucopia Resources, Inc., a wholly-owned subsidiary incorporated in the State of Nevada, and its subsidiaries which are wholly-owned.

    The Company's 25% interest in the Ivanhoe joint venture (note 5(a)) has been accounted for by the proportionate consolidation method. All significant intercompany accounts and transactions have been eliminated upon consolidation.

    The Company's operations are focused on exploration, development and mining of precious metal deposits, and are conducted primarily in the United States of America.

3.  INVESTMENT

(a)  CARLIN RESOURCES CORP. ("CARLIN RESOURCES")

    These financial statements reflect the application of the equity method until April 30, 1997, after which the cost method became appropriate with the completion of the Block Trade discussed below. As at December 31, 1997, and as at March 31, 1998, the Company's interest in Carlin Resources was 14.6%.

(b)  DISPOSITION OF CARLIN RESOURCES SHARES

    Under the terms of the agreement to sell Carlin shares with an underwriter, the Company advanced C $400,000 to Carlin Resources upon closing of the Block Trade which amount was subsequently repaid in July 1997. At March 31, 1998, the Company has an amount due from Carlin Resources of $208,500 (C $296,000) which is carried in accounts receivable at its estimated realizable amount.

    All advances made by the Company to Carlin Resources bear interest at prime plus 2%.

4.  CAPITAL ASSETS

                                                                                                       DECEMBER 31,
                                                                                 MARCH 31, 1998            1997
                                                                            -------------------------  -------------
                                                                            ACCUMULATED    NET BOOK      NET BOOK
                                                                   COST     DEPRECIATION     VALUE         VALUE
                                                                    $            $             $             $
                                                                ----------  ------------  -----------  -------------
CAPITAL ASSETS
Buildings, leasehold improvements.............................      12,088        6,803        5,285         6,278
Drilling, field equipment and vehicles........................      --           --           --            --
Furniture, fixtures, and office equipment.....................     212,163      171,317       40,846        56,838
                                                                ----------  ------------  -----------       ------
                                                                $  224,251      178,120       46,131        63,116
                                                                ----------  ------------  -----------       ------
                                                                ----------  ------------  -----------       ------

                           CORNUCOPIA RESOURCES LTD.

                     (PREPARED BY MANAGEMENT WITHOUT AUDIT)

                       (STATED IN UNITED STATES DOLLARS)

5.  RESOURCE ASSETS

                                                        ACQUISITION     DEFERRED       MARCH 31,    DECEMBER 31,
                                                           COSTS        EXPENSES         1998           1997
                                                             $              $              $              $
                                                        ------------  -------------  -------------  -------------
RESOURCE ASSETS
Ivanhoe Property (a)..................................             1      1,874,891      1,874,892      1,874,892
Mineral Ridge Mine (b)................................     1,428,616     13,463,949     14,892,565     14,835,922
Other properties......................................             4       --                    4              4
                                                        ------------  -------------  -------------  -------------
                                                        $  1,428,621  $  15,338,840  $  16,767,461  $  16,710,818
                                                        ------------  -------------  -------------  -------------
                                                        ------------  -------------  -------------  -------------

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

    The parties acknowledge that the Company has contributed $500,000 to the reclamation fund and Newmont has contributed $3,000,000. Great Basin has contributed $1,000,000 on behalf of the Company. Once the $4,500,000 has been expended, the parties will each contribute funds to the reclamation fund on an equal basis until a total of $6,000,000 has been spent. Reclamation costs in excess of $6,000,000 will be paid 75% by Newmont and 25% pro rata by the Company and Great Basin.

                           CORNUCOPIA RESOURCES LTD.

                     (PREPARED BY MANAGEMENT WITHOUT AUDIT)

                       (STATED IN UNITED STATES DOLLARS)

5.  RESOURCE ASSETS (CONTINUED)
(b)  MINERAL RIDGE MINE

                                                                    MARCH 31,    DECEMBER 31,
                                                                       1998          1997
                                                                        $              $
                                                                   ------------  -------------
RESOURCE ASSETS
Deposits/bonds...................................................       904,990      1,056,700
Capital assets, net..............................................       463,863        484,751
Land/options.....................................................     1,428,616      1,428,616
Deferred royalties...............................................       114,491        127,354
Deferred exploration.............................................     4,299,071      4,298,803
Deferred construction Costs......................................    13,551,895     12,271,104
Net smelter revenue..............................................    (8,889,893)    (7,612,719)
Deferred financing costs.........................................       --            --
Other capital costs..............................................     3,019,532      2,781,313
                                                                   ------------  -------------
                                                                     14,892,565  $  14,835,922
                                                                   ------------  -------------
                                                                   ------------  -------------

    On May 15, 1996, the Company exercised its Purchase Right to acquire a 100% interest in the Mary Mining Lease in Esmeralda County, Nevada.

    In 1996, the Company acquired additional mining properties contiguous to the Company's other claims at Mineral Ridge.

    The State of Nevada, Bureau of Land Management ("BLM") required the Company to provide a reclamation bond in the amount of $1,640,086, half of which is included in the balance for reclamation bonds and deposits. During 1996, the Company funded 50% of this bond and the balance was funded by a bonding company for a yearly fee of 2% on the outstanding balance. The Company's $820,043 contribution earns a market rate of interest compounded over time. The bond is intended to remain in place until all reclamation at the mine site is completed to the satisfaction of the BLM estimated to be in approximately 10 years.

    A provision in the agreement with the bonding company allows the periodic review of the 50% funding formula. On April 24, 1998, 10 days notice was received to increase the collateral by $719,700 which would bring the total collateral to $1,604,086 for the Mineral Ridge Mine. The Company did not have the financial resources to meet this payment by the requested date of May 4, 1998, but is providing additional information to allow the bonding company to continue to evaluate their position. If the request for additional collateral is not complied with or if the additional information does not satisfy the bonding company, the bond could be canceled. The cancellation of the bond, if such action is taken, could have a negative impact on the operations of the company.

    Effective June 1997, after the first gold was poured the Company began to calculate royalties which are payable on the Mary Mining Company assets based on 4% of revenue net of smelter expenses and proceeds taxes.

    Additions to resource assets at the Mineral Ridge Mine site during the quarter ended March 31, 1998, totaled $77,832.

                           CORNUCOPIA RESOURCES LTD.

                     (PREPARED BY MANAGEMENT WITHOUT AUDIT)

                       (STATED IN UNITED STATES DOLLARS)

5.  RESOURCE ASSETS (CONTINUED)
    The Company has recorded a write down of $16,000,000 against the Mineral Ridge Mine at December 31, 1997. Management will continue to reassess the underlying value of the Mineral Ridge Mine.

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

    The Mine Debt Financing Facility contemplates that the Company's share holdings in Carlin Resources would be pledged as security for the Company's indebtedness, but could thereafter be disposed of in accordance with the terms of such pledge. The facility also provides that the Company's interest in the Ivanhoe Property be pledged as security.

    The Mineral Ridge Mine is required to meet certain financial covenants pursuant to the loan agreement. As of December 31, 1997, the Mineral Ridge Mine was not in compliance with certain of the covenants. The Company was unable to make principal payments at September 30, 1997 ($1,500,000), December 31, 1997 ($1,500,000), and at March 31, 1998 ($1,500,000). In addition to the $6,850,117 in scheduled loan payments and interest the Company has classified the remaining $6,350,000 of the borrowings to current portion of long term debt as a result of the covenant violations.

    Management are in discussions with the lender to renegotiate the covenants in the loan agreement which, if completed as anticipated, will result in the existing violations being waived. Discussions to date have resulted in the bank deferring the principal payments removing the restrictions on the use of $910,192 held in a reserve account pursuant to the disposition of the Carlin Resources shares, and agreeing to other concessions. These amendments are subject to the approval of the bank's credit committee. Until the covenants governing these financial ratios are formally amended and until the principal payments are formally rescheduled, the Company is not in compliance with the loan agreement. If these amendments are completed as is currently being discussed, the violated covenant will be revised and a waiver will be granted as to all pre-amendment violations. The timing of this amendment, if any, is not known.

    The extended forbearance by the bank is largely due to the continuing discussions between the Company, the bank and other interested parties, the objective of which is to complete a merger with the Company or the sale of the Mineral Ridge Mine. The discussions with interested parties, if completed, would result in the restructuring of the Mine Financing Facility and would be subject to the approval of the bank's credit committee. In the event of failure of the current discussions to merge the Company, or to sell the Mineral Ridge Mine, the bank has informed the Company in writing that the next step would be to declare default on the loan and commence enforcement of the bank's rights including but not limited to foreclosure of Mineral Ridge assets, sale of the Ivanhoe Property interest and enforcement of the guarantee granted by the Company.

                           CORNUCOPIA RESOURCES LTD.

                     (PREPARED BY MANAGEMENT WITHOUT AUDIT)

                       (STATED IN UNITED STATES DOLLARS)

7.  SHARE CAPITAL

(a)  SHARES AUTHORIZED, ISSUED AND OUTSTANDING

    Authorized:

    100,000,000 preferred shares without par value, with rights to be determined upon issue.

    200,000,000 Common Shares authorized, without par value.

                                                                                    VALUE OF
                                                                  AVERAGE PRICE       SHARE
                                                    NUMBER OF       PER SHARE        CAPITAL
                                                      SHARES            $               $
                                                   ------------  ---------------  -------------
ISSUED AND OUTSTANDING:
Balance, January 1, 1997.........................    35,058,040                    $35,327,772
--issued for cash March 7, 1997..................     2,398,000         0.724        1,736,737
                                                   ------------         -----     -------------
Balance, March 31, 1997..........................    37,456,040                    $37,063,459
                                                   ------------         -----     -------------
                                                   ------------         -----     -------------

                                                                                    VALUE OF
                                                                  AVERAGE PRICE       SHARE
                                                    NUMBER OF       PER SHARE        CAPITAL
                                                      SHARES            $               $
                                                   ------------  ---------------  -------------
ISSUED AND OUTSTANDING:
Balance, December 31, 1997.......................    38,556,040                    $37,829,307
--issued for share bonus February 6, 1998........       107,500        --              --
                                                   ------------         -----     -------------
Balance, March 31, 1998..........................    38,663,540                    $37,829,307
                                                   ------------         -----     -------------
                                                   ------------         -----     -------------

(b)  OPTIONS

    As at March 31, 1998, there were an aggregate of 2,025,000 stock options outstanding (December 31, 1997; 2,275,000) granted to directors, officers and employees of the Company.

    The following changes occurred in the stock options outstanding as of December 31, 1997:

1. On January 5, 1998 the Board of Directors approved the grant of an option to a director of the Company to purchase 50,000 common shares at an exercise price of C $0.26 per share. This option is exercisable over a five year period expiring January 4, 2003. This option grant was granted pursuant to the provisions of the Company's Share Option Plan and approval of this grant was received by the Toronto Stock Exchange.

2. On February 28, 1998, an option granted to an optionee, totaling 50,000 common shares, at an exercise price of C $1.01, expired due to the optionee no longer being employed by the Company.

3. On March 3, 1998, an option granted to an officer of the Company, totaling 150,000 common shares, at an exercise price of C $1.08, expired due to the optionee no longer being employed by the Company.

4. On March 12, 1998, an option granted to a director of the Company totaling 100,000 common shares, at an exercise price of C $1.75, expired due to his resignation as a director of the Company on February 12, 1998.

                           CORNUCOPIA RESOURCES LTD.

                     (PREPARED BY MANAGEMENT WITHOUT AUDIT)

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

(c) Under United States accounting principles the $16,000,000 write down of resource assets at December 31, 1997, would have been calculated using discounted cash flow methods. Under such calculation methods using a discount rate of 4% an additional provision of $900,000 ($0.02 per share) would have been recorded.

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

    At December 31, 1996, the Company had net operating losses for Canadian income tax purposes carried forward of approximately C $11,051,000 which, if not utilized to reduce Canadian taxable income in future periods, will expire during the years 1998 to 2003.

                           CORNUCOPIA RESOURCES LTD.

                     (PREPARED BY MANAGEMENT WITHOUT AUDIT)

                       (STATED IN UNITED STATES DOLLARS)

10. RELATED PARTY TRANSACTIONS

    Related party transactions not disclosed elsewhere are as follows:

(a) The Company paid $44,341 in the first quarter of 1998, (1997--$51,857) to Glencoe Management Ltd., a company controlled by an officer and director, in return for consulting services.

(b) The Company incurred legal fees of $29,251 in the first quarter of 1998, (1997--$33,904) to DuMoulin Black, a firm in which a director of the Company is a partner.

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

(b)  PROVISION FOR SITE RESTORATION

    Newmont submitted a reclamation and closure plan for the Ivanhoe Venture to the BLM in March 1997. The budget for the complete reclamation plan through to December 2003, is estimated to be $6,000,000 (note 5(a)).

(c)  AGREEMENTS

    The Company has entered into an agreement with Glencoe Management Ltd. a company controlled by Andrew F. B. Milligan, the President and Chief Executive Officer and a director of the Company. The agreement includes provisions by which Mr. Milligan will be entitled to receive an amount equal to three years management fees and benefits should the Company terminate the agreement with or employment of him without cause. The estimated cost of this arrangement to the Company based on current compensation would be approximately $495,000.

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

    On July 11, 1997, Mineral Ridge Resources, Inc. entered into an agreement with Sierra Pacific Power Company to provide electric power to the Mineral Ridge Mine in Esmeralda County, Nevada throughout the life of the project. The agreement establishes certain long term prices for current and future capacity. The agreement provides for a minimum monthly facilities charge of $24,358 to be paid monthly until

                           CORNUCOPIA RESOURCES LTD.

                     (PREPARED BY MANAGEMENT WITHOUT AUDIT)

                       (STATED IN UNITED STATES DOLLARS)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
May 31, 2002, to reimburse Sierra Pacific for the capital costs associated with the electrical installation. The Company has guaranteed a letter of credit related to the construction of electrical facilities

12. FINANCIAL INSTRUMENTS

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

    As at March 31, 1998, the Company had outstanding forward contracts of 100,000 ounces (1996-- 120,000) of which 44,000 carry an average price of $397.32 per ounce. These contracts of 44,000 ounces mature on various dates between June 30, 1998, and December 31, 1999. The remaining contract of 56,000 ounces at $328.98 per ounce matures May 29, 1998.

    Based upon current gold spot and forward sales prices and other market conditions prevailing at the end of the respective fiscal years, the fair value of the outstanding forward contracts is estimated to be approximately $4,900,000 (1997--$1,500,000) however, these contracts are with the lender of the Mine Debt Financing Facility (note 6) on which the Company is not in compliance.

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

13. SUBSEQUENT EVENTS

    On May 4, 1998, 150,517 common shares were issued in accordance with a settlement agreement entered into January 31, 1998, with B. J. Gordon, former Chief Financial Officer. The settlement agreement provided for one year's severance including benefits and provided that the amount not paid in cash would be settled by the issuance of shares.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial position of the Company and results of operations for the quarter ended March 31, 1998, and March 31, 1997, should be read in conjunction with the Consolidated Financial Statements and the related Notes.

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

    Construction at the Mineral Ridge heap leach gold mine in Nevada began in 1996, and mechanical completion was reached May 31, 1997. The first ore was fed into the crusher in May 1997, and gold production began in June 1997. The mine has not met tests that qualify the project as being in full commercial production. Net smelter revenues (including the gain from closing forward gold sales contracts) continue to be recorded as an offset to capital expenditures and operating costs continue to be recorded as capital expenditures.

    Mining and crushing operations were suspended at Mineral Ridge effective November 14, 1997, due to the decline in spot gold prices and an unforeseen reduction in water supply to the heaps. Leach and process plant operations continue and gold has continued to be recovered and sold at previously hedged prices. The return towards full production is dependent upon a number of factors, including those discussed under "Liquidity and Capital Resources".

    As at December 31, 1997, the Company owned 14.6% of the outstanding common shares of Carlin Resources Corp. ("Carlin Resources"), a Vancouver Stock Exchange listed company, which has operations and mineral property interests in Africa. To April 30, 1997, the accounts of Carlin Resources were accounted for by the equity method. Subsequently the cost method was used to account for the investment.

    The Company has a 25% interest in the Ivanhoe Property in Nevada, an early stage exploration project. The Venture Agreement with Great Basin Gold Inc. provides that Great Basin can earn up to a 75% interest by spending $2.8 million on exploration by August 12, 1999, and by payment to Newmont $1.0 million (paid) as contribution to the reclamation fund and by purchasing 1.1 million units in the capital stock of the Company at C $1.00 per unit (completed). Great Basin is currently undertaking a drilling program on the property. The Company and Great Basin will be responsible for any reclamation costs over certain limits discussed below.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998, COMPARED TO THE YEAR ENDED MARCH 31, 1997

REVENUES

    Net smelter revenues totaling $8.9 million from the Mineral Ridge Mine, for shipments beginning in June 1997, through March 31, 1998, continue to be recorded as an offset to capital expenditures until full commercial production status is attained. As a result, no revenues from the sale of gold and silver from the Mineral Ridge mine have been included under revenue on the consolidated statement of loss and deficit.

    Revenues of $6,764, from sales of gold from residual heap leaching on the Ivanhoe Venture with Newmont Exploration Ltd., the Company's former venture partner, and operating cost of $81,682 was recorded for the three months ended March 31, 1997. No corresponding revenues and expenses were incurred in the first quarter of 1998. Revenues from interest and other income were $2,309 in the first quarter of 1998 and $41,942 in 1997, the reduction due to lower balances of cash and cash equivalents.

EXPENSES

    General and administrative expenses decreased to $455,424 in the first quarter of 1998 from $499,424 in the first quarter of 1997. The decrease was due to lower employment costs in the Vancouver, British Columbia office resulting from staff reduction.

    In the first quarter of 1997, the Company recorded a loss of $132,096 from the write down of its investment in Carlin Resources. No corresponding loss occurred in the first quarter of 1998.

    With the application of equity accounting to April 30, 1997, the Company's share of the loss reported by Carlin Resources was $51,945 for the first quarter ended March 31, 1997. No corresponding loss occurred in the first quarter of 1998.

LOSS PER COMMON SHARE

    The net loss for the quarter ended March 31, 1998, was $453,115 compared to net loss of $716,369 for the first quarter ended March 31, 1997.

    The weighted average number of Common Shares for the first quarter ended March 31, 1998, was 38.6 million which results in a loss of $0.01 per share. The weighted average number of Common Shares for the first quarter ended March 31, 1997, was 35.7 million resulting in a loss of $0.02 per share.

LIQUIDITY AND CAPITAL RESOURCES

    The Company faces serious liquidity problems. There was a working capital deficiency of $14,477,375 at March 31, 1998, compared to a working capital deficiency of $13,970,445 as at December 31, 1997, and a working capital deficiency of $6,240,121 as at March 31, 1997.

    Cash and cash equivalents decreased by a net amount of $826,933 in the quarter ended March 31, 1998. Principal uses of cash were to fund net capital expenditures on resource assets at the Mineral Ridge property, reduction of accounts payable and for operations, primarily general and administrative expenses. These expenditures were financed by a reduction in accounts receivable and by drawing down cash balances.

    The working capital deficiency has forced the Company to delay payment to its mining contractor and construction contractor for invoices and holdback totaling $1.3 million. Notice of lien was filed by the mining contractor on February 10, 1998, against the Mineral Ridge property.

    On December 8, 1997, the construction contractor recorded its notice of lien on the Mineral Ridge property claiming for holdback, legal fees and interest. On April 2, 1998, the construction contractor filed suit to obtain judgment to collect amounts owing of $619,486.

    On April 24, 1998, 10 days notice was received from the bonding company to increase the collateral by $719,700 which would bring the total collateral to 100% of the budget of $1,604,086 for reclamation at the Mineral Ridge Mine. The company did not have the financial resources to meet this payment by the requested date of May 4, 1998, but is providing additional information to allow the bonding company to continue to evaluate their position. If the request for additional collateral is not complied with or if the additional information does not satisfy the bonding company, the bond may be cancelled resulting in a negative impact on the operations of the Company.

    To improve liquidity, remove the above encumbrances and to enable necessary expenditures of capital at Mineral Ridge property, discussions are underway with third parties to strengthen the financial position of the Company by way of corporate merger or sale of the Mineral Ridge Mine. No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in completing a merger or sale of the Mineral Ridge Mine the continuing liquidity problems may force the Company into receivership.

MINERAL RIDGE MINE

    Preproduction shipments of 2,997 ounces in the first quarter of 1998 have been made bringing total preproduction shipments to 16,948 ounces of gold. First quarter 1998 preproduction revenues of $1,277,174 were recorded.

    For the mine to reach commercial production it is required to produce at a consistent level over a sustained period of time. As this test has not been met, net smelter revenues continue to be recorded as an offset to capital expenditures and operating costs continue to be recorded as capital expenditures.

    Mechanical completion of the project was achieved on May 29, 1997, and the first gold poured in late June. Net additions to resource assets at the Mineral Ridge Mine site during the quarter ended March 31, 1998, totaled $77,832.

    The Mineral Ridge Mine was previously expected to reach commercial production by October 1, 1997. During the fourth quarter of 1997, the Company conducted a review of the Mineral Ridge operations which resulted in the suspension of mining operations due to the decline in spot gold prices and an unforeseen reduction in water supply to the heaps. During the suspension, leach operations are ongoing and gold continues to be recovered and sold. The Company recorded a write down of $16.0 million, as at December 31, 1997, against the Mineral Ridge Mine.

    Crushing of the existing mine stockpile of approximately 100,000 tons was recommenced in February 1998, and continued through the quarter end, March 31, 1998. Lifting the suspension of mining operations and making the capital expenditures to bring the mine into full commercial production will require the resolution of accounts owing to the two lien claimants, the cooperation of the bonding company, Van American, and the bank, Dresdner Kleinwort Benson. Furthermore, in order to source sufficient funds to make necessary capital expenditures, it will be necessary to enter into a business combination with a suitable partner or arrange the sale of Mineral Ridge to a qualified purchaser. No assurances can be given that the Company will be successful in these endeavors.

MINE DEBT FINANCING FACILITY

    On January 17, 1997, the Company entered into a loan agreement with Dresdner Kleinwort Benson for senior secured loan facilities of $13.0 million for construction and development purposes and working capital; and a $2.0 million contingency facility to be available to fund potential cost overruns and the initial debt service reserve.

    As of December 31, 1997, the Mineral Ridge Mine was not in compliance with certain covenants. Discussions to date have resulted in the bank deferring the principal payments as well as other concessions.

    In April 1998, the Company received written notice from the bank whereby the bank did not intend to extend its forbearance of the various events of default beyond April 30, 1998. The written notice also contained the bank's intention to declare Mineral Ridge Resources Inc. in formal default and to thereafter commence enforcement of its rights to foreclose on the assets of Mineral Ridge, sell the Ivanhoe Property under a pledge agreement and enforce the guarantee of the loan by the Company.

    As at May 13, 1998, the formal default notice has not been received and the extended forbearance by the bank is largely due to the continued discussions between the Company, the bank and other interested parties, the objective of which is to complete a merger with the Company or the sale of the Mineral Ridge Mine. The discussions with interested parties, if completed, would result in the restructuring of the Mine Debt Financing Facility and would be subject to the approval of the bank's credit committee.

DISPOSITION OF CARLIN RESOURCES SHARES

    The agreement whereby the Company appointed an agent to sell 1,535,639 common shares of Carlin Resources held by the Company, for net proceeds to the Company of C $0.65 per share until October 31, 1997, and C $0.95 per share until April 30, 1998, has expired and other means may be undertaken to sell the shares. As at March 31, 1998, the Company held 1,561,139 shares or 14.6% of Carlin Resources and the carrying value of the investment has been reduced to nil.

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

    A 2,380 feet drilling program conducted on the Hollister sector of the Ivanhoe property from November 1997, through February 1998, yielded results as reported under Item 2 of the Company's Form 10-K filed on March 31, 1998.

RISKS AND UNCERTAINTIES

    The Company is obliged to repay $6,850,117 to the bank over the next year pursuant to the terms of its financing facility. The Company's ability to make these payments is contingent upon gold prices and the achievement of commercial production after the water supply problems are resolved. Additionally $6,350,000 of the financing facility has been classified as a current liability as the Company has been unable to make principal payments and is not in compliance with debt covenants.

    There can be no certainty the Company could successfully pursue other financing options or rely on joint venture partners to supply some of the funds required to explore and develop its properties. There can be no assurance that the Company will be successful in obtaining the funds it may require for its programs or that the terms of any financing obtained will be favourable. The Company has no unused banking commitments or lines of credit which could provide significant increases in its working capital.

    There can be no certainty the Company will successfully complete a corporate merger or sale of the Mineral Ridge mine and settle the liens recorded by the construction contractor and the mining contractor. Such sale or merger would also be subject to the approval of the bonding company and the bank and no measure of certainty can be given as to those outcomes. If the Company is unsuccessful in completing a merger or sale of the Mineral Ridge Mine the continuing liquidity problems may force the Company into receivership.

                           CORNUCOPIA RESOURCES LTD.
                                    PART II
                               OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

    Roberts & Schaefer Company, on December 8, 1997, recorded its notice of lien on the Mineral Ridge property claiming for holdback, legal fees and interest. Holdback remains outstanding and is recorded under accounts payable.

    Roberts & Schaefer, on April 2, 1998, filed a complaint in the United States District Court, Nevada, to foreclose on the mechanics lien in the amount of $619,486 for holdback and other charges. The Company has filed a defense of the foreclosure, claiming a construction deficiency.

    D.H. Blattner & Sons, on February 10, 1998, recorded its notice of lien on the Mineral Ridge property for payment of invoices for contract mining. Invoices totaling $699,000 are recorded in accounts payable and will be paid as permitted by the cash flow of Mineral Ridge Resources Inc.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

    For detailed information see Part 1, Item 2--"Management's Discussion and Analysis" under the headings Liquidity and Capital Resources, Mine Debt Financing and Risks and Uncertainties.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual General Meeting will be held on May 21, 1998, in Vancouver, British Columbia. A copy of the Notice of Meeting, Information Circular (Proxy Statement) and Proxy Form was filed electronically with SEDAR and EDGAR in April, 1998. Copies of the Company's Annual Report to the Shareholders was filed with the Securities and Exchange Commission on April 18, 1998.

ITEM 5:  OTHER INFORMATION

    The Company announced its year end results in a news release dated April 15, 1998, and also reported that the Company's wholly-owned subsidiary Mineral Ridge Resources Inc. (MRRI) was not in compliance with certain of the covenants pursuant to the loan agreement with its banker, Dresdner Kleinwork Benson (Dresdner). Principal payments of $1.5 million each due September 30, 1997, and December 31, 1997, had not been made and the Company had classified the entire loan and overdue interest to current liabilities. As of December 31, 1997, the Company had a working capital deficiency of $14.0 million. In the announcement, the Company also reported that on April 10, 1998, Roberts & Schaefer had filed a notice of foreclosure on the Mineral Ridge property claiming holdback, legal fees and interest of $619,486 and that D.H. Blattner & Sons had also recorded a notice of lien for unpaid invoices totaling $0.7 million.

    On April 21, 1998, the Company announced in a news release that it had been notified by its bankers, that, effective May 1, 1998, Dresdner intended to declare the Company's wholly-owned subsidiary Mineral Ridge Resources Inc.
(MRRI) in default pursuant to a loan agreement between Dresdner and MRRI dated January 17, 1997. The Company was advised that Dresdner reserves its right to foreclose on MRRI's assets and enforce the Company's guarantee. Dresdner advised the Company that prompt cooperative action could result in fulfillment of the Company's obligations to Dresdner as well as preserve some value for equity. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a detailed discussion of the Mine Debt Financing Facility.

    On April 24, 1998, 10 days notice was received to increase the collateral by $719,700 which would bring the total collateral to $1,604,086 for the Mineral Ridge Mine. The Company did not have the financial resources to meet this payment by the requested date of May 4, 1998, but is providing additional information to allow the bonding company to continue to evaluate their position. If the request for additional collateral is not complied with or if the additional information does not satisfy the bonding company, the bond could be canceled. The cancellation of the bond, if such action is taken, could have a negative impact on the operations of the company.

    The Company faces serious liquidity problems which can only be resolved by an infusion of fresh capital to rectify the working capital deficiency, restore the Mineral Ridge Mine to full production, and also provide funds for further exploration and capital improvements. As a result, the Company has been holding discussions with several companies interested in a corporate combination or financial restructuring.

    Vancouver, B.C.--The Company's News Release of May 13, 1998, Cornucopia reports that negotiations are continuing in an attempt to arrange a corporate merger with an established gold mining company or a sale of Mineral Ridge Resources Inc. to another mining group. In order to structure a workable transaction, it is anticipated that significant concessions will have to be made by all the affected parties including the Company's bankers, the major creditors and the shareholders.

    In the event that neither of these proposed transactions can be completed, the Company's bankers have indicated that they will have no alternative to foreclosing on Mineral Ridge's assets and enforcing Cornucopia's guarantee. See
Exhibit 20.1, news release dated May 13, 1998.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

       a)  Exhibits required by Regulation S-K

           Exhibit 20.1--News Release issued dated May 13, 1998.

       b)  Reports on Form 8K:

           The following reports Form 8-K have been made year-to-date: February 12, 1998, February 26, 1998, April 15, 1998, and April 21, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CORNUCOPIA RESOURCES LTD.
                                     (Registrant)

Date: May 13, 1998                              /s/ GLENN H. FRIESEN
                                     -----------------------------------------
                                                  Glenn H. Friesen
                                                CORPORATE CONTROLLER

Date: May 13, 1998                           /s/ ANDREW F. B. MILLIGAN
                                     -----------------------------------------
                                               Andrew F. B. Milligan
                                                  PRESIDENT & CEO

                                                                  EXHIBIT INDEX


EXHIBIT NUMBER
--------------
20.1  News Releases dated May 13, 1998
27    Financial Data Schedule
