Form 10-Q
period 1998-06-30
CORNUCOPIA RESOURCES LTD
filed 1998-08-14
CIK 832342

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

     (MARK ONE)

     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1998.

                                          OR

     [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________to_________________

                       Commission file number 0-16778

                          CORNUCOPIA RESOURCES LTD.
                          -------------------------
             Exact name of registrant as specified in its charter

           BRITISH COLUMBIA, CANADA                     N/A
           ------------------------                     ---
           State or other jurisdiction of   I.R.S. Employer Identification No.
           incorporation or organization

 SUITE 540 - THE MARINE BUILDING, 355 BURRARD STREET, VANCOUVER, BC  V6C 2G8
 ---------------------------------------------------------------------------
                    Address of principle executive offices

      Registrants telephone number, including area code: (604) 687-0619

________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceedings 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes  X    No
                                                -----    -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                             Yes ____  No ____

                    Applicable only to Corporate Issuers:

   As of August 12, 1998, there were 38,814,057 common shares outstanding.

                           CORNUCOPIA RESOURCES LTD.

                               TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                                  Page
                                                                                 ----
Item 1    Financial Statements

     -    Consolidated Balance Sheets as at June 30, 1998,
           and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .3

     -    Consolidated Quarterly Statements of Loss and Deficit for
          the three months and six months ended June 30, 1998, and
          June 30, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

     -    Consolidated Quarterly Statements of Changes in Financial
          Position for the three months and six months ended June 30,
          1998, and June 30, 1997. . . . . . . . . . . . . . . . . . . . . . . . . .5

     -    Notes to Consolidated Financial Statements . . . . . . . . . . . . . .6 - 9

Item 2    Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . . . .10 - 13

PART II   OTHER INFORMATION

Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 2    Changes In Securities and Use of Proceeds. . . . . . . . . . . . . . . . 14

Item 3    Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . 14

Item 4    Submission of Matters to a Vote of Security Holders. . . . . . . . . . . 14

Item 5    Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 6    Exhibits And Reports On Form 8-K . . . . . . . . . . . . . . . . . . . . 14


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15



SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements express or implied by such forward-looking statements. Such factors include, among others, results of merger or sale of assets, precious metals exploration and development costs and results, reclamation obligations, fluctuation of gold prices, competition, uninsured risks, recovery of reserves, capitalization and commercial viability and requirements for obtaining bonds, permits and licenses.

                              CORNUCOPIA RESOURCES LTD.
                        CONSOLIDATED QUARTERLY BALANCE SHEETS
                        (Prepared by management without audit)
                          (Stated in United States Dollars)


                                                              June 30,     December 31,
                                                                  1998             1997
                  ASSETS
CURRENT ASSETS
Cash and cash equivalents                                      170,263          996,732
Funds held in escrow                                                 -                -
Accounts receivable                                            357,828          460,550
Prepaid expenses and deposits                                   13,837           40,880
Loans and advances                                                   -           85,500
----------------------------------------------------------------------------------------

                                                               541,928        1,583,662
----------------------------------------------------------------------------------------

Capital Assets                                                  28,957           63,116
Resource Assets                                             17,045,372       16,710,818
----------------------------------------------------------------------------------------

TOTAL ASSETS                                                17,616,257       18,357,596
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------


               LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                     2,008,772        2,367,508
Current portion of long term debt                           13,456,221       13,186,599
----------------------------------------------------------------------------------------

                                                            15,464,993       15,554,107
----------------------------------------------------------------------------------------


Capital Lease Obligations                                       14,131           42,436
Provision for Site Reclamation                                 172,908          172,908
----------------------------------------------------------------------------------------


TOTAL LIABILITIES                                           15,652,032       15,769,451
----------------------------------------------------------------------------------------


            SHAREHOLDERS' EQUITY

SHARE CAPITAL
Common shares
(issued and outstanding June 30, 1998 - 38,814,057;
December 31, 1997 - 38,556,040)                             37,857,830       37,829,307
----------------------------------------------------------------------------------------

                                                            37,857,830       37,829,307
Deficit                                                    (35,893,605)     (35,241,162)
----------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                   1,964,225        2,588,145
----------------------------------------------------------------------------------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  17,616,257       18,357,596
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------


                  See accompanying notes to financial statements.

                              CORNUCOPIA RESOURCES LTD.
                CONSOLIDATED QUARTERLY STATEMENTS OF LOSS AND DEFICIT
                        (Prepared by management without audit)
                          (Stated in United States Dollars)


                                                           Three Months Ended             Six Months Ended
                                                         June 30,       June 30,       June 30,       June 30,
                                                             1998           1997           1998           1997
REVENUES
Product sales                                                   -         (6,764)             -              -
Production costs                                                -       (104,570)             -        (22,888)
---------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                         -         97,806              -         22,888
Interest and other income                                   1,547         32,227          3,856         74,169
---------------------------------------------------------------------------------------------------------------

                                                            1,547        130,033          3,856         97,057
---------------------------------------------------------------------------------------------------------------

EXPENSES
General and administrative expenses                       200,874        635,818        656,299      1,135,170
Write down of investment                                        -              -              -        132,096
---------------------------------------------------------------------------------------------------------------

                                                          200,874        635,818        656,299      1,267,266
---------------------------------------------------------------------------------------------------------------

LOSS BEFORE NON-CONTROLLING INTEREST                     (199,327)      (505,785)      (652,443)    (1,170,209)
Equity loss                                                     -        (19,952)             -        (71,897)
---------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                  (199,327)      (525,737)      (652,443)    (1,242,106)
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------


Deficit, beginning of the period                       35,694,278     17,492,906     35,241,162     16,776,537

Net Loss for the period                                   199,327        525,737        652,443      1,242,106
---------------------------------------------------------------------------------------------------------------

DEFICIT, END OF THE PERIOD                             35,893,605     18,018,643     35,893,605     18,018,643
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------


LOSS PER SHARE                                              (0.01)         (0.02)         (0.02)         (0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             38,814,057     37,456,040     38,761,313     36,594,880


                  See accompanying notes to financial statements.

                              CORNUCOPIA RESOURCES LTD.
          CONSOLIDATED QUARTERLY STATEMENTS OF CHANGES IN FINANCIAL POSITION
                        (Prepared by management without audit)
                          (Stated in United States Dollars)


                                                                     Three Months Ended             Six Months Ended
                                                                   June 30,       June 30,       June 30,       June 30,
                                                                       1998           1997           1998           1997
CASH PROVIDED BY (USED IN)
OPERATIONS
Net loss for the period                                            (199,328)      (525,737)      (652,443)    (1,242,106)
Items not involving cash;                                                 -              -              -              -
Amortization                                                         41,587         24,571         79,460         48,306
Loss (gain) on partial disposal of investment                             -              -              -        132,096
-------------------------------------------------------------------------------------------------------------------------

                                                                   (157,741)      (501,166)      (572,983)    (1,061,704)

Net change in non-cash working capital items;                     4,559,672      8,828,604        126,152     12,341,410
-------------------------------------------------------------------------------------------------------------------------

                                                                    301,931      8,327,438       (446,831)    11,279,706
-------------------------------------------------------------------------------------------------------------------------

INVESTING
Investments                                                               -      1,062,282              -      1,073,275
Note receivable                                                           -          6,000              -         10,043
Capital assets                                                            -        (10,209)             -        (56,333)
Resource assets                                                    (302,324)    (6,705,407)      (379,856)   (13,715,275)
-------------------------------------------------------------------------------------------------------------------------

                                                                   (302,324)    (5,647,334)      (379,856)   (12,688,290)
-------------------------------------------------------------------------------------------------------------------------

FINANCING
Capital lease obligations                                           (14,148)         2,143        (28,305)        (8,521)
Long term debt                                                      (13,518)      (845,956)             -              -
Net proceeds from issue of common shares for cash                         -              -              -      1,735,687
Issue of common shares for debt                                      28,523              -         28,523              -
Net proceeds (expenses) from issue of special warrants                   -        (34,311)             -       (980,330)
-------------------------------------------------------------------------------------------------------------------------
                                                                          -              -              -              -
                                                                        857       (878,124)           218        746,836
-------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                             464      1,801,980       (826,469)      (661,748)

Cash and Equivalents, beginning of the period                       169,799      1,406,585        996,732      3,870,313
-------------------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS, END OF THE PERIOD                             170,263      3,208,565        170,263      3,208,565
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
(includes funds in escrow)


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

At June 30, 1998, Cornucopia Resources Ltd. (the "Company") had a working capital deficiency of $14,923,065, which is largely due to the classification of indebtedness. In addition, the Company's mining operations at its Mineral Ridge Mine have been suspended since November 1997, due, in part, to low gold prices and the lack of capital to construct a leach pad expansion and supplemental water supply. The timing of recommencement of mining operations at Mineral Ridge cannot be determined with certainty. The Company has had certain liens placed against the Mineral Ridge property by creditors. Due to these factors, the ability of the Company to meet its obligations as they become due is uncertain.

The Company is not in compliance with certain debt covenants. Dresdner Kleinwort Benson ("Dresdner" or "the bank") has given notice to the Company that an event of default has occurred and has taken action to accelerate repayment of the loan or to otherwise act on its security. A letter has been received from the bank declaring that the bank may foreclose on Mineral Ridge Resources Inc. and enforce the guarantee of Cornucopia Resources Ltd. Due to the covenant violations and the failure to make scheduled principal repayments, the total obligation of $13,456,221 has been classified as a current liability on the balance sheet.

The Company is in arrears on $3,106,211 of principal and interest payments and the Company is required by its current financing facility to make further principal payments of approximately $3,000,000 in the next twelve months. Although the Company does not currently have sufficient funds to satisfy this repayment obligation, it is management's intention to remedy the situation by seeking new equity capital for the Mineral Ridge Mine operations or by arranging for the sale of the Mineral Ridge Mine. The amount of future cash flow generated is partially dependent upon future gold prices. However, if the bank were to act on the covenant violation or the Company were unable to meet these repayment requirements, the future operations of the Company could be materially and adversely affected.

The Company has been generating cash from the crushing and leaching of ore from the run of mine stockpile which was left over when mining operations were suspended in November. 13,951 ounces of gold were shipped in 1997, and in the first six months of 1998 6,920 ounces of gold were shipped. Crushing of the run of mine stockpile was completed in June 1998 and as a result, shipments of gold will begin to decline in quantity unless full operation resumes. Discussions are ongoing with third parties to complete a corporate merger or sale of the Mineral Ridge Mine.

2.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated balance sheet and interim consolidated statements of earnings and changes in financial position contain all adjustments, consisting only those of a normal recurring nature, necessary to present fairly the financial position of Cornucopia Resources Ltd. as of June 30, 1998, and the results of its operations and changes in its financial position for the three months and six months ended June 30, 1998, and 1997. The results of operations for the three months and six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year.

The accompanying consolidated financial statements for the three months and six months ended June 30, 1998, are prepared on the basis of accounting principles generally accepted in Canada. Significant differences to accounting principles generally accepted in the United States of America are explained in note 6.

The consolidated financial statements include the accounts of Cornucopia Resources Ltd., (the "Company") which is incorporated under the Company Act (British Columbia), its subsidiary, including Cornucopia Resources, Inc., a wholly-owned subsidiary incorporated in the State of Nevada, and its United States subsidiaries which are wholly-owned.

                           CORNUCOPIA RESOURCES LTD.
                   Notes to Consolidated Financial Statements
                     (Prepared by management without audit)
                       (stated in United States Dollars)


2.   BASIS OF PRESENTATION (cont'd)

The Company's 25% interest in the Ivanhoe joint venture has been accounted for by the proportionate consolidation method. All significant intercompany accounts and transactions have been eliminated upon consolidation.

The Company's operations are focused on exploration, development and mining of precious metal deposits, and are conducted primarily in the United States of America.

3.   INVESTMENT

(a)  CARLIN RESOURCES CORP. ("CARLIN RESOURCES")

The treatment of the investment in Carlin Resources in these financial statements reflect the application of the equity method until April 30, 1997, upon which the cost method became appropriate with the completion of a Block Trade of 2.1 million shares. As at June 30, 1998, the Company's interest in Carlin Resources was 14.1% including the shares received in the June 26, 1998 debt settlement.

(b)  DISPOSITION OF INVESTMENT IN CARLIN RESOURCES SHARES

Under the terms of the agreement with an underwriter to sell Carlin Resources shares, the Company advanced C $400,000 to Carlin Resources upon closing of the Block Trade which amount was subsequently repaid in July 1997.

The Company entered into an agreement with Carlin Resources in conjunction with the settlement of all debts of Carlin Resources to accept 1.0 million shares of Carlin Resources and C$150,000 of the C$290,000 owing. In the same debt settlement the Company agreed to pay C$30,000 to James M. Carter in
conjunction with his January 31, 1997 termination of employment.   On June
26, 1998, the Company received the C$150,000 and the 1.0 million shares of Carlin Resources as full settlement of the remaining receivable.

4.   MINE DEBT FINANCING FACILITY

On January 17, 1997, the Company entered into a loan agreement with Dresdner for senior secured loan facilities to be used for the construction, development, and mining of ore from the Mineral Ridge Mine. The agreement provided for $13,000,000 for construction and development purposes and initial working capital and a $2,000,000 contingency facility to be available to fund cost overruns and the initial debt service reserve.

The Mine Debt Financing Facility contemplates that the Company's share holdings in Carlin Resources would be pledged as security for the Company's indebtedness, but could thereafter be disposed of in accordance with the terms of such pledge. The facility also provides that the Company's interest in the Ivanhoe Property be pledged as security.

The Mineral Ridge Mine is required to meet certain financial covenants pursuant to the loan agreement. As of June 30, 1998, the Mineral Ridge Mine was not in compliance with certain of the covenants. The Company was in arrears on interest and principal payments totaling $3,106,211 at December 31, 1997 ($1,500,000), March 31, 1998 ($500,000) and at June 30, 1998
($1,106,211). In addition to the scheduled loan payments and interest, the Company has classified all of the remaining borrowings to current portion of long term debt as a result of the non-payment of principal payments and the covenant violations.

Continued forbearance by the bank is largely due to the discussions between the Company, the bank and other interested parties, the objective of which is to complete a merger between the Company and a suitable partner or the sale of the Mineral Ridge Mine. The discussions with interested parties, if completed, would result in the restructuring of the Mine Debt Financing Facility and would be subject to the approval of the bank's credit committee. In the event of failure of the current discussions to merge the Company, or to sell the Mineral Ridge Mine, the bank has informed the Company in writing that the next step would be to declare default on the loan and commence enforcement of the bank's rights including but not limited to foreclosure of Mineral Ridge assets and enforcement of the guarantee granted by the Company.

                           CORNUCOPIA RESOURCES LTD.
                   Notes to Consolidated Financial Statements
                     (Prepared by management without audit)
                       (stated in United States Dollars)


5.   SHARE CAPITAL

(a)  SHARES AUTHORIZED, ISSUED AND OUTSTANDING

Authorized:
100,000,000 preferred shares without par value, with rights to be determined upon issue.
200,000,000 common shares authorized, without par value.


-------------------------------------------------------------------------------------------------------------------------------
                                                              Number of    Average Price per Share      Value of Share Capital
ISSUED AND OUTSTANDING:                                        Shares                 $                           $
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                   38,556,040                                      $37,829,307
 - issued for share bonus February 6, 1998                      107,500                                           --

-------------------------------------------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 1998                                      38,663,540                                       $37,829,307
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

- issued as part of a settlement agreement on May 4, 1998       150,517                                            28,523

-------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1998                                       38,814,057              0.98                     $37,857,830
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------



(b)  OPTIONS

As at June 30, 1998, there were an aggregate of 2,025,000 stock options outstanding (December 31, 1997; 2,275,000) granted to directors, officers and employees of the Company.

The following changes have occurred in the stock options outstanding since December 31, 1997:

1. On January 5, 1998, the Board of Directors approved the grant of an option to a director of the Company to purchase 50,000 common shares at an exercise price of C$0.26 per share. This option is exercisable over a five year period expiring January 4, 2003. This option grant was granted pursuant to the provisions of the Company's Share Option Plan and approval of this grant was received by the Toronto Stock Exchange.

2. On February 28, 1998, an option granted to an employee, totaling 50,000 common shares, at an exercise prices of C$1.01, expired due to the optionee no longer being employed by the Company.

3. On March 3, 1998, an option granted to an officer of the Company, totaling 150,000 common shares, at an exercise price of C$1.08, expired due to the optionee no longer being employed by the Company.

4. On March 12, 1998, an option granted to a director of the Company totaling 100,000 common shares, at an exercise price of C$1.75, expired due to his resignation as a director of the Company on February 12, 1998.

5. At the Annual General Meeting of the Company, held on May 21, 1998, the shareholders approved the repricing of all stock options granted to directors and employees of the Company to C$0.68 per share.

                           CORNUCOPIA RESOURCES LTD.
                   Notes to Consolidated Financial Statements
                     (Prepared by management without audit)
                       (stated in United States Dollars)


6. DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN CANADA AND THE UNITED STATES

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

(d) Under United States accounting principles, the Company's interest in the Ivanhoe joint venture would be accounted for by the equity method. If applied, this difference would not impact the reported earnings or shareholders' equity.

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

7.   FINANCIAL INSTRUMENTS

(a)  GOLD HEDGING

Forward sales agreements allow the Company to sell gold at a specified price on a specified future date.

As at June 30, 1998, the Company had outstanding forward contracts of 100,000 ounces (1996-120,000) of which 36,000 carry an average price of $400.21 per ounce. These contracts of 36,000 ounces mature on various dates between September 30, 1998, and December 31, 1999. The remaining contract of 64,000 ounces at $340.70 per ounce matures September 30, 1998.

Based upon current gold spot and forward sales prices and other market conditions prevailing at the end of the respective fiscal years, the fair value of the outstanding forward contracts is estimated to be approximately $6,500,000 (1997 - $6,700,000) however, these contracts are with Dresdner under the Mine Debt Financing Facility (note 4) on which the Company is not in compliance.

The Company's ability to realize on the above contracts is dependent upon the ability of the counter-parties to perform in accordance with the terms of the agreements. The forward contract derivatives are with Dresdner and the Company does not expect this counter-party to fail to meet its obligations.

(b)  INVESTMENTS AND OTHER

The fair value of other financial instruments are not materially different from their carrying value.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial position of the Company and results of operations for the three months and six months ended June 30, 1998, and June 30, 1997, should be read in conjunction with the Consolidated Financial Statements and the related notes.

These statements were prepared using accounting principles generally accepted in Canada, which agree in all material respects with accounting principles generally accepted in the United States, except as explained in note 6 to the Company's Consolidated Financial Statements.

OVERVIEW

The Company's primary focus is exploration, development and mining of precious metal deposits in the United States.

Gold production began in June 1997, at the Mineral Ridge Mine in Nevada however, the mine has not yet met tests that qualify the project as being in full commercial production. Net smelter revenues continue to be recorded as an offset to capital expenditures and operating costs continue to be recorded as capital expenditures.

Mining and crushing operations were suspended at Mineral Ridge in November 1997, due to the decline in spot gold prices and an unforeseen reduction in water supply to the heaps. Leach and process plant operations continue and gold has continued to be recovered and sold. The return towards full production is dependent upon a number of factors, including those discussed below.

The Company has a 25% interest in the Ivanhoe Property in Nevada, an early stage exploration project. The Venture Agreement with Great Basin Gold Inc. provides that Great Basin can earn up to a 75% interest by spending $2.8 million on exploration by August 12, 1999, and by payment to Newmont $1.0 million (paid) as contribution to the reclamation fund and by purchasing 1.1 million units in the capital stock of the Company at C $1.00 per unit (completed). Great Basin is currently undertaking a drilling program on the property. The Company and Great Basin will be responsible for any reclamation costs over certain limits discussed below. (See also Ivanhoe Joint Venture.)

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

REVENUES

Net smelter revenues totaling $10.1 million from the Mineral Ridge Mine, for shipments beginning in June 1997, through June 30, 1998, continue to be recorded as an offset to capital expenditures until full commercial production status is attained. As a result, no revenues from the sale of gold and silver from the Mineral Ridge Mine have been included on the consolidated statement of loss and deficit.

Revenues from interest and other income were $3,856 in the first six months of 1998 compared to $74,169 in 1997, the reduction due to lower balances of cash and short term investments.

EXPENSES

General and administrative expenses decreased to $656,299 in the first six months of 1998, from $1,135,170 in the first half of 1997. The decrease was due to lower employment costs resulting from reduction of staff from nine down to four persons in the Vancouver, British Columbia office. Further reductions in all other areas, such as insurance, investor relations, travel, and rent have been made in the Vancouver office. Cost reductions have also been made in the operations and administrative areas at the Mineral Ridge Mine. These reduced costs continue to be capitalized as discussed above.

In the first half of 1997, the Company recorded a loss of $132,096 from the write down of its investment in Carlin Resources. No corresponding loss occurred in the first half of 1998.

With the application of equity accounting to April 30, 1997, the Company's share of the loss reported by Carlin Resources was $71,897 for the first six months 1998. No corresponding loss occurred in the first half of 1998.

THREE MONTHS ENDED JUNE 30, 1998, COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Reversal of $6,764, Ivanhoe Venture revenues and $104,570 of operating costs of were made in the three months ended June 30, 1997 due to the terms of the transfer of the 75% interest in the Ivanhoe to Great Basin Gold Inc. from Newmont Explorations Ltd. No corresponding revenues and expenses were incurred in the three months ended June 1998.

General and administrative expenses were $200,874 this quarter, compared to $635,818 in the comparable period in 1997. The decrease for the quarter is attributable to staff and cost reductions in the Vancouver, British Columbia office.

LOSS PER COMMON SHARE

The Company's net loss for the six months ended June 30, 1998, was $652,443 compared to a net loss of $1,242,106 in the same periods last year.

The net loss for the quarter ended June 30, 1998, was $199,327 compared to net loss of $525,737 for the first quarter ended June 30, 1997.

The weighted average number of Common Shares for the six month ended June 30, 1998, was 38.8 million which results in a loss of $0.02 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company faces serious liquidity problems. Operational problems experienced at the Mineral Ridge Mine and failure of the Company to secure additional equity financing have resulted in a balance of $2,008,772 in accounts payable while cash, accounts receivable and prepaids total only $541,928. The working capital deficiency of $14,923,065 results from the reclassification of long term debt to current as a result of the inability of the Company to make scheduled principal payments.

To improve liquidity, remove encumbrances and to enable necessary expenditures of capital to be made at Mineral Ridge property, discussions are underway with third parties to strengthen the financial position of the Company by way of corporate merger or sale of the Mineral Ridge Mine. No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in completing a merger or sale of the Mineral Ridge Mine the continuing liquidity problems may force the Company into receivership.

SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Cash and cash equivalents decreased by a net amount of $826,469 in the six months ended June 30, 1998. Principal uses of cash were to fund net capital expenditures on resource assets at the Mineral Ridge property, reduction of accounts payable and for operations, primarily general and administrative expenses and staff reduction costs. These expenditures were financed by a reduction in accounts and notes receivable and by drawing down cash balances.

The working capital deficiency forced the Company to delay payment to its mining contractor and construction contractor for 1997 invoices and holdback totaling $1.3 million. Notice of lien was filed by the mining contractor on February 10, 1998, against the Mineral Ridge property. On December 8, 1997, the construction contractor recorded its notice of lien on the Mineral Ridge property claiming for holdback, legal fees and interest. On April 2, 1998, the construction contractor filed suit to obtain judgment to collect amounts owing of $619,486.

On April 24, 1998, 10 days notice was received from the bonding company to increase the collateral by $719,700 which would bring the total collateral to 100% of the budget of $1,604,086 for reclamation at the Mineral Ridge Mine. The Company did not have the financial resources to meet this payment by the requested date of May 4, 1998, but is continuing to providing additional information. If the request for additional collateral is not complied with or if the additional information does not satisfy the bonding company, the bond may be cancelled resulting in a negative impact on the operations of the Company. The Company has drawn the attention of the bonding company to the fact that reclamation costs for the limited disturbance caused to date are likely to be considerably less than the $1,604,086 estimated on a full life-of-mine basis.

MINERAL RIDGE MINE

Preproduction shipments of 6,920 ounces in the first half of 1998 have been made bringing preproduction shipments over the life of the project to 20,871 ounces of gold. First half 1998 preproduction revenues of $2,465,884 were recorded.

For the mine to reach commercial production it is required to produce at a consistent level over a sustained period of time. As this test has not been met, net smelter revenues continue to be recorded as an offset to capital expenditures and operating costs continue to be recorded as capital expenditures.

Crushing of the existing mine stockpile of approximately 100,000 tons was recommenced in February 1998, and was completed in June 1998. Lifting the suspension of mining operations and making the capital expenditures to bring the mine into full commercial production will require the resolution of accounts owing to the two lien claimants, the cooperation of the bonding company, Van American, and the bank, Dresdner Kleinwort Benson. Furthermore, in order to source sufficient funds to make necessary capital expenditures, it will be necessary to enter into a business combination with a suitable partner or arrange the sale of Mineral Ridge to a qualified purchaser. No assurances can be given that the Company will be successful in these endeavors.

MINE DEBT FINANCING FACILITY

On January 17, 1997, the Company entered into a loan agreement with Dresdner Kleinwort Benson for senior secured loan facilities of $13.0 million for construction and development purposes and working capital; and a $2.0 million contingency facility to be available to fund potential cost overruns and the initial debt service reserve.

As of December 31, 1997, the Mineral Ridge Mine was in default on $3,106,221 of scheduled payments and in noncompliance with certain covenants. Discussions to date have resulted in the bank deferring the principal payments as well as other concessions.

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

As at August 13, 1998, the formal default notice has not been received and the extended forbearance by the bank is largely due to the continued discussions between the Company, the bank and other interested parties, the objective of which is to complete a merger between the Company and a suitable partner or the sale of the Mineral Ridge Mine. The discussions with interested parties, if completed, would result in the restructuring of the Mine Debt Financing Facility and would be subject to the approval of the bank's credit committee.

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

A 2,380 feet drilling program conducted on the Hollister sector of the Ivanhoe Property from November 1997, through February 1998, yielded results were reported under Item 2 of the Company's Form 10-K filed on March 31, 1998.

RISKS AND UNCERTAINTIES

Under the terms of its current financing facility, the Company is in arrears on $3,106,211 of principal and interest payments. The Company's ability to make these payments is contingent upon gold prices and the achievement of commercial production after the water supply problems are resolved. Additionally all of the remaining borrowing under the financing facility has been classified as a current liability due to the unpaid principal and interest payments and non-compliance with debt covenants.

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

Currently the Company does not meet the Nasdaq SmallCap eligibility requirements as the share bid price is below $1.00. The Company may be delisted pending the outcome of an appeal. If the Company were to be unsuccessful in the appeal the shares would revert to trading on the OTC Bulletin Board.

CORNUCOPIA RESOURCES LTD.

PART II   OTHER INFORMATION
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1:   LEGAL PROCEEDINGS

          Roberts & Schaefer Company, on December 8, 1997, recorded its notice of lien on the Mineral Ridge property claiming for holdback, legal fees and interest. Holdback remains outstanding and is recorded under accounts payable.

          Roberts & Schaefer, on April 2, 1998, filed a complaint in the United States District Court, Nevada, to foreclose on the mechanics lien in the amount of $619,486 for holdback and other charges. The Company has filed a defense of the foreclosure, claiming a construction deficiency. The action is now in the initial discovery phase. D.H. Blattner & Sons have intervened in the action on the basis of their lien.

          D. H. Blattner & Sons, on February 10, 1998, recorded its notice of lien on the Mineral Ridge property for payment of invoices for contract mining. Invoices totaling $699,000 are recorded in accounts payable and will be paid as permitted by the cash flow of Mineral Ridge Resources Inc.

          A hearing will be held in "le Tribunal de Grande Instance de Paris", France on a claim for commission of $60,000 alleged to be payable in connection with the Company's unsuccessful attempt in 1996 to acquire a copper-colbalt property in Zaire. The Company's legal advisors consider the claim to be totally without merit.

ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

          For detailed information see Part 1, Item 2 - "Management's Discussion and Analysis" under the headings Liquidity and Capital Resources, Mine Debt Facility Financing and Risks and Uncertainties.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's Annual General Meeting was held on May 21, 1998, in Vancouver, British Columbia. A copy of the Notice of Meeting, Information Circular (Proxy Statement) and Proxy Form was filed electronically with SEDAR and EDGAR in April, 1998. The Company's Annual Report to the Shareholders was filed with the Securities and Exchange Commission on April 18, 1998 and are available on request to the Company, Investor Relations Department.

ITEM 5:   OTHER INFORMATION

          None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits required by Regulation S-K

               None

          (b)  Reports on Form 8K:

               The following reports Form 8-K have been made year-to-date:
               February 12, 1998, February 26, 1998, April 15, 1998, and April 21, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      CORNUCOPIA RESOURCES LTD.
                                                                   (Registrant)



Date:     August 12, 1998                       /s/            Glenn H. Friesen
                                                -------------------------------
                                                               Glenn H. Friesen
                                                           Corporate Controller



Date:     August 12, 1998                       /s/      Andrew F. B.  Milligan
                                                -------------------------------
                                                          Andrew F. B. Milligan
                                                                President & CEO