Form 10-Q
period 1998-09-30
CORNUCOPIA RESOURCES LTD
filed 1998-11-16
CIK 832342

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                     FORM 10-Q

     (MARK ONE)

     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 1998.

                                         OR

     [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________________to_________________

                          Commission file number  0-16778

                             CORNUCOPIA RESOURCES LTD.
                Exact name of registrant as specified in its charter

          BRITISH COLUMBIA, CANADA                             N/A
State or other jurisdiction of incorporation              I.R.S. Employer
              or organization                            Identification No.

    SUITE 540 - THE MARINE BUILDING, 355 BURRARD STREET, VANCOUVER, BC  V6C 2G8
                       Address of principle executive offices

         Registrants telephone number, including area code: (604) 687-0619

          ________________________________________________________________
                Former name, former address and former fiscal year,
                            if changed since last report

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                     Yes __    No __

                       Applicable only to Corporate Issuers:

     As of  November 13, 1998, there were 41,591,834 common shares outstanding.

                                    Page 1 of 17
                            Exhibit Index is on page 16.

                              CORNUCOPIA RESOURCES LTD.

                                 TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

     -   Consolidated Balance Sheets as at September 30, 1998, and
         December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . .      3

     -   Consolidated Quarterly Statements of Loss and Deficit for the
         three months and nine months ended September 30, 1998, and
         September 30, 1997 . . . . . . . . . . . . . . . . . . . . . . .      4

     -   Consolidated Quarterly Statements of Changes in Financial
         Position for the three months and nine months ended
         September 30, 1998, and September 30, 1997 . . . . . . . . . . .      5

     -   Notes to Consolidated Financial Statements . . . . . . . . . . .    6-9

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations. . . . . . . . . . . . . . . . . . . .  10-13

PART II  OTHER INFORMATION

Item 1   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .     14

Item 2   Changes In Securities and Use of Proceeds. . . . . . . . . . . .     14

Item 3   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .     14

Item 4   Submission of Matters to a Vote of Security Holders. . . . . . .     14

Item 5   Other Information. . . . . . . . . . . . . . . . . . . . . . . .     14

Item 6   Exhibits And Reports On Form 8-K . . . . . . . . . . . . . . . .     14

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

EXHIBIT INDEX & EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . .  16-17

                             CORNUCOPIA RESOURCES LTD.
                       CONSOLIDATED QUARTERLY BALANCE SHEETS
                       (Prepared by management without audit)
                         (Stated in United States Dollars)


                                              September 30,      December 31,
                                                       1998              1997
         ASSETS

CURRENT ASSETS
Cash and cash equivalents                            19,431           996,732
Accounts receivable                                 217,816           460,550
Prepaid expenses and deposits                        30,337            40,880
Loans and advances                                        0            85,500
------------------------------------------------------------------------------

                                                    267,584         1,583,662
------------------------------------------------------------------------------

Capital Assets                                       19,014            63,116
Resource Assets                                  17,364,018        16,710,818
------------------------------------------------------------------------------

TOTAL ASSETS                                     17,650,616        18,357,596
------------------------------------------------------------------------------
------------------------------------------------------------------------------


         LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities          1,916,549         2,367,508
Current portion of long term debt                13,716,225        13,186,599
------------------------------------------------------------------------------

                                                 15,632,774        15,554,107
------------------------------------------------------------------------------

Long term debt                                            0                 0
Capital Lease Obligations                                (0)           42,436
Provision for Site Reclamation                      172,908           172,908
------------------------------------------------------------------------------

TOTAL LIABILITIES                                15,805,682        15,769,451
------------------------------------------------------------------------------


         SHAREHOLDERS' EQUITY

SHARE CAPITAL
Common shares                                    37,857,830        37,829,307
Issued and Outstanding:
September 30, 1998 - 38,814,057
December 31, 1997  - 38,556,040

Deficit                                         (36,012,896)      (35,241,162)
------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                        1,844,934         2,588,145
------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       17,650,616        18,357,596
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                             CORNUCOPIA RESOURCES LTD.
               CONSOLIDATED QUARTERLY STATEMENTS OF LOSS AND DEFICIT
                       (Prepared by management without audit)
                         (Stated in United States Dollars)

                                                     Three Months Ended                  Nine Months Ended
                                              September 30,     September 30,     September 30,     September 30,
                                                  1998              1997              1998              1997
REVENUES
Production costs                                          0                 0                 0           (22,888)
------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                   0                 0                 0            22,888
Interest and other income                             1,695           (25,159)            5,551            49,010
------------------------------------------------------------------------------------------------------------------

                                                      1,695           (25,159)            5,551            71,898
------------------------------------------------------------------------------------------------------------------

EXPENSES
General and administrative expenses                 146,163           432,707           802,462         1,567,877
(Gain) on disposal of investments                   (25,177)                0           (25,177)                0
Write down of investment                                  0           344,245                 0           476,341
------------------------------------------------------------------------------------------------------------------

                                                    120,986           776,952           777,285         2,044,218
------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                           (119,291)         (802,111)         (771,734)       (1,972,320)
------------------------------------------------------------------------------------------------------------------

LOSS BEFORE NON-CONTROLLING INTEREST               (119,291)         (802,111)         (771,734)       (1,972,320)
Equity loss                                               0                 0                 0           (71,897)
------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                            (119,291)         (802,111)         (771,734)       (2,044,217)
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

Deficit, beginning of the period                 35,893,605        18,018,643        35,241,162        16,776,537

Net Loss for the period                             119,291           802,111           771,734         2,044,217
------------------------------------------------------------------------------------------------------------------

DEFICIT, END OF THE PERIOD                       36,012,896        18,820,754        36,012,896        18,820,754
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

LOSS PER SHARE                                        (0.00)            (0.02)            (0.02)            (0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       38,814,057        38,278,018        38,730,018        37,163,110

                             CORNUCOPIA RESOURCES LTD.
         CONSOLIDATED QUARTERLY STATEMENTS OF CHANGES IN FINANCIAL POSITION
                       (Prepared by management without audit)
                         (Stated in United States Dollars)

                                                                   Three Months Ended                  Nine Months Ended
                                                           September 30,    September 30,     September 30,     September 30,
                                                               1998              1997              1998              1997

CASH PROVIDED BY (USED IN)
OPERATIONS
Net loss for the period                                        (119,291)        (802,111)         (771,734)       (2,044,217)
Items not involving cash;
Amortization                                                     34,259           25,975           113,719            74,281
Reclamation accrual                                                   0          121,764                 0           121,764
Write down of investment                                              0          344,245                 0           476,341
-----------------------------------------------------------------------------------------------------------------------------
                                                                (85,032)        (310,127)         (658,014)       (1,371,831)

Net change in non-cash working capital items;
Accounts receivable                                             140,012         (172,669)          242,734          (620,655)
Product inventory                                                     0                0                 0              (372)
Prepaid expenses and deposits                                   (16,500)         (20,832)           10,544             3,474
Loans and advances                                                    0         (199,300)           85,500          (199,300)
Accounts payable and accrued liabilities                        (92,223)       1,845,676          (450,959)        1,513,445
Due to mining joint venture                                           0          (24,999)                0           (47,516)
Current portion of long term debt                               260,004           60,756           529,626        13,180,966
-----------------------------------------------------------------------------------------------------------------------------

                                                                181,085        1,178,505          (265,746)       12,458,211
-----------------------------------------------------------------------------------------------------------------------------

INVESTING
Investments                                                                          349                           1,073,624
Note receivable                                                       0          101,794                 0           111,837
Capital assets                                                       98           (7,769)               98           (64,102)
Resource assets                                                (343,060)      (2,572,288)         (722,916)      (16,287,563)
-----------------------------------------------------------------------------------------------------------------------------

                                                               (342,962)      (2,477,914)         (722,818)      (15,166,204)
-----------------------------------------------------------------------------------------------------------------------------

FINANCING
Capital lease obligations                                       (14,131)         (21,353)          (42,436)          (29,874)
Net proceeds from issue of common shares for cash                     0          765,848                 0         2,501,535
Issue of common shares for debt                                       0                0            28,523                 0
Net proceeds (expenses) from issue of special warrants                0         (765,847)                0        (1,746,177)
-----------------------------------------------------------------------------------------------------------------------------
                                                                      -                -                 -                 -
                                                                (14,131)         (21,352)          (13,913)          725,484
-----------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                    (150,832)      (1,320,761)         (977,301)       (1,982,509)

Cash and Equivalents, beginning of the period                   170,263        3,208,564           996,732         3,870,312
-----------------------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS, END OF THE PERIOD                          19,431        1,887,803            19,431         1,887,803
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
(includes funds in escrow)

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

At September 30, 1998, Cornucopia Resources Ltd. (the "Company") had a working capital deficiency of $15,365,190 which was largely due to the classification of indebtedness. In addition, the Company's mining operations at its Mineral Ridge Mine were suspended on November 14, 1997, due, in part, to low gold prices and the lack of capital to construct a supplemental water supply and leach pad expansion. The Company had certain liens placed against the Mineral Ridge property by creditors. Due to these factors, the ability of the Company to meet its obligations as they become due was uncertain.

The Company was not in compliance with certain debt covenants and had defaults
on loan and interest repayments.   Dresdner Kleinwort Benson ("Dresdner" or "the
bank") gave notice to the Company that an event of default had occurred and took action to accelerate repayment of the loan or to otherwise act on its security. Therefore, the total obligation of $13,716,225 was classified as a current liability on the balance sheet.

In order to remedy these deficiencies, the Company entered into discussions with a third party for the sale of the Mineral Ridge Mine which have subsequently been concluded successfully. See Subsequent Events, note 7.

2.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated balance sheet and interim consolidated statements of earnings and changes in financial position contain all adjustments, comprising only those of a normal recurring nature, necessary to present fairly the financial position of Cornucopia Resources Ltd. as of September 30, 1998, and the results of its operations and changes in its financial position for the three months and nine months ended September 30, 1998, and 1997. The results of operations for the three months and nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year.

The consolidated financial statements include the accounts of Cornucopia Resources Ltd., (the "Company") which is incorporated under the Company Act (British Columbia), Cornucopia Resources, Inc., a direct wholly-owned subsidiary incorporated in the State of Nevada, and its United States subsidiaries which are wholly-owned.

The Company's 25% interest in the Ivanhoe joint venture (note 4(a)) has been accounted for by the proportionate consolidation method. All significant intercompany accounts and transactions have been eliminated upon consolidation.

The Company's current operations are focused on exploration, development and mining of precious metal deposits, and are conducted primarily in the United States of America.

3.   INVESTMENT

(a)  CARLIN RESOURCES CORP. ("CARLIN RESOURCES")

The Company's interest in Carlin Resources was 14%. On September 21, 1998, the Company sold its entire interest in Carlin Resources. See Subsequent Events, note 7.

                             CORNUCOPIA RESOURCES LTD.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Prepared by management without audit)
                         (Stated in United States Dollars)


4.   CAPITAL ASSETS

(a)  IVANHOE PROPERTY

The Company holds a 25% interest in the Ivanhoe Property in Nevada where mining of the Hollister deposit ceased in May 1992, but residual leaching of the heap continued to June 1996, and reclamation activities continued thereafter.

The Company, Newmont and Great Basin Gold Ltd. ("Great Basin"), ratified a purchase agreement on August 13, 1997, whereby their respective interests in the Ivanhoe Property were transferred to a joint venture. Under the terms of the agreement Newmont transferred its 75% interest in the Ivanhoe Property to Great Basin in consideration for a $1,000,000 contribution to a reclamation fund.

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

--------------------------------------------------------------------------------------------------
                                                                Average Price per  Value of Share
                                                  Number of           Share            Capital
ISSUED AND OUTSTANDING:                             Shares              $                 $
--------------------------------------------------------------------------------------------------
Balance, January 1, 1997                          35,058,040                        $35,327,772
- issued for cash                                  3,498,000           0.715          2,501,535
--------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1997                       38,556,040                        $37,829,307
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                                                                Average Price per  Value of Share
                                                  Number of           Share            Capital
ISSUED AND OUTSTANDING:                             Shares              $                 $
--------------------------------------------------------------------------------------------------
Balance, December 31, 1997                        38,556,040                        $37,829,307
- issued for share bonus February 6, 1998            107,500              --                 --
- issued as part of a settlement agreement
  on May 4, 1998                                     150,517            0.19             28,523
--------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1998                       38,814,057                        $37,857,830
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

(b)  OPTIONS

As at September 30, 1998, there were an aggregate of 3,405,000 stock options outstanding (December 31, 1997; 2,275,000) granted to directors, officers and employees of the Company.

The following changes have occurred in the stock options outstanding since December 31, 1997:

                             CORNUCOPIA RESOURCES LTD.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Prepared by management without audit)
                         (Stated in United States Dollars)

5.   SHARE CAPITAL

(b)  OPTIONS (CONTINUED)

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

2. On February 28, 1998, an option granted to an employee, totaling 50,000 common shares, at an exercise prices of C $1.01, expired due to the optionee no longer being employed by the Company.

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

5. At the Annual General Meeting of the Company, held on May 21, 1998, the shareholders approved the repricing of all stock options granted to directors and employees of the Company to C $0.68 per share.

6. On September 10, 1998, the Company announced the granting of incentive options to directors and employees for the purchase of a total of 1,415,000 common shares in its capital, an exercise price of C $0.15 per share, expiring on or before September 10, 2003. The options have been granted outside of the Company's Stock Option Plan and are subject to regulatory approval and shareholder approval at the next annual general meeting of the Company.

7. On September 15, 1998, an option granted to an employee, totaling 5,000 common shares, at an exercise price of C $0.68, expired due to the optionee no longer being employed by the Company.

8. On September 18, 1998, two options granted to an employee, totaling 30,000 common shares, at an exercise prices of C $0.68, expired due to the optionee no longer being employed by the Company.

6.   RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere are as follows:

(a) The Company paid $118,409 in the nine months ended September 30, 1998, (1997 - $125,920) to Glencoe Management Ltd., a company controlled by an officer and director, in return for consulting services.

(b) The Company incurred legal fees of $45,392 in the nine months ended September 30, 1998, (1997 - $117,862) to DuMoulin Black, a firm in which a director of the Company is a partner.

(c) To raise working capital, the Company undertook to dispose of all of the 2,561,139 Carlin Resources shares and approached several potential purchasers during the quarter ended September 30, 1998. In the absence of any interest by third parties, on September 21, 1998, 1,333,333 shares of Carlin Resources were sold to a director and 1,227,806 shares of Carlin Resources were sold to a director who is also an officer to the Company.

7.   SUBSEQUENT EVENTS

On October 20, 1998, 2,777,777 common shares were issued to Vista Gold Corp. in accordance with the agreement entered into on October 21, 1998, regarding the sale of the Company's wholly-owned indirect United States subsidiary Mineral Ridge Resources Inc., which held the Mineral Ridge Mine. (See Part II, Item 5).

                             CORNUCOPIA RESOURCES LTD.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Prepared by management without audit)
                         (Stated in United States Dollars)

7.   SUBSEQUENT EVENTS (CONTINUED)

The common shares of the Company commenced trading on the OTC Bulletin Board (Symbol CNPGF) effective October 29, 1998. This followed the decision by the Nasdaq Listing Qualifications Panel not to accept Cornucopia's appeal for a temporary exemption from the rule change which requires a minimum bid price of $1.00 for continued listing on the Nasdaq SmallCap Market. Cornucopia remains a reporting company under the United States SEC rules and the Company's common shares continue to trade on the Toronto Stock Exchange. (See Exhibit 20.1).

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

The following discussion of the financial position of the Company and results of operations for the three months and nine months ended September 30, 1998, and September 30, 1997, should be read in conjunction with the Consolidated Financial Statements and the related notes.

These statements were prepared using accounting principles generally accepted in Canada, which agree in all material respects with accounting principles generally accepted in the United States, except as explained in note 8 to the Company's December 31, 1997 Consolidated Financial Statements.

OVERVIEW

The Company's primary focus is exploration, development and mining of precious metal deposits in the United States.

Although mechanical completion occurred on May 29, 1997 and gold production began in June 1997, the Mineral Ridge mine in Nevada has not yet met tests that qualified the project as being in full commercial production for accounting purposes. Revenues from the sale of dore continue to be recorded as an offset to capital expenditures and operating costs continue to be recorded as capital expenditures.

Subsequent to quarter end, an agreement was reached with Vista Gold Corp. ("Vista") regarding the sale of the Company's wholly-owned indirect United States subsidiary, Mineral Ridge Resources Inc. ("Mineral Ridge"), which held the Mineral Ridge mine. As consideration, the Company received 1,562,500 common shares of Vista valued at $250,000 and Vista subscribed to a private placement of 2,777,777 common shares of Cornucopia Resources Ltd. have been valued at $250,000.

The Company has a 25% interest in the Ivanhoe Property in Nevada, an early stage exploration project. The Venture Agreement with Great Basin Gold Ltd. ("Great Basin") provides that Great Basin can earn up to a 75% interest by spending $2.8 million on exploration by August 12, 1999, and by payment to Newmont of $1.0 million (paid) as contribution to the reclamation fund and by purchasing 1.1 million units in the capital stock of the Company at C $1.00 per unit (completed). Great Basin is currently undertaking a drilling program on the property. The Company and Great Basin will be responsible for any reclamation costs over certain limits discussed below.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

Revenues from dore shipments totaling $10.6 million from the Mineral Ridge mine, for shipments beginning in June 1997, through September 30, 1998, continue to be recorded as an offset to capital expenditures as commercial production status has not been attained. As a result, no amounts from the sale of gold and silver from the Mineral Ridge Mine have been included under revenue on the consolidated statement of loss and deficit.

Revenues from interest and other income were $5,551 and $49,010 in the nine months ended September 30, 1998, and 1997 respectively. The decrease was due to lower balances of cash and short term investments.

EXPENSES

General and administrative expenses declined to $802,462 in the nine months ended September 30, 1998, from $1,567,877 for the period ended September 30, 1997. The decrease was due to reduction in the Vancouver, British Columbia, office staff costs and reductions in other expense areas such as investor relations, rent, insurance and travel. General and administrative expenses of Mineral Ridge were of approximately the same amounts during the nine months ended September 30, 1998, and 1997. However, significant reductions have actually been made in the general and administrative expenses of Mineral Ridge but, as discussed above in Overview, these items were capitalized and are therefore not reported on the Consolidated Statement of Loss and Deficit.

In the first nine months of 1997 the Company recorded an expense due to the write down of the investment in Carlin Resources Corp. ("Carlin Resources") shares. No corresponding loss occurred in the first nine months of 1998.

The equity method of accounting for the investment in Carlin Resources was applicable for a portion of the period ended September 30, 1997 and a loss of $71,897 was recorded thereunder. No corresponding loss was applicable to the nine months ended September 30, 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

A reclassification of the year-to-date interest income of Mineral Ridge was recorded for the three months ended September 30, 1997 resulting in a negative amount of $25,159 reported under interest and other income. No corresponding reclassification occurred in the third quarter of 1998 and interest income of $1,695 was earned.

EXPENSES

General and administrative expenses decreased to $146,163 in the three months ended September 30, 1998, from $432,707 in the third quarter of 1997. The decrease was due to lower employment costs in the Vancouver, British Columbia office resulting from the reduction of six staff from the prior year and from cost reductions in travel, investor relations and legal expenses.

The Company held 2,561,139 shares of Carlin Resources and the carrying value of the investment had been reduced to nil. On September 21, 1998, all of the shares of Carlin Resources owned by the Company were sold in order to raise working capital. The proceeds of $25,177 were recorded as a gain on disposal.

LOSS PER COMMON SHARE

The Company's net loss for the nine months ended September 30, 1998, was $771,734 compared to a net loss of $2,044,217 in the same period in 1997.
The net loss for the third quarter 1998, was $119,291 compared to net loss of $802,111 for the third quarter 1997.

The weighted average number of common shares for the nine months ended September 30, 1998, was 38.7 million which results in a loss of $0.02 per share.

LIQUIDITY AND CAPITAL RESOURCES

A low gold price and problems originating in 1997 with construction delays and water supply led to covenant breaches and repayment defaults under the Mine Debt Financing Facility and the reclassification of the entire loan as a
current liability.   Current assets and liabilities other than the loan
facility include current assets of $267,584 and current accounts payable of $1,916,549.

The working capital deficiency forced the company's subsidiary, Mineral Ridge to delay payment to its mining contractor and construction contractor for invoices and holdback totaling $1.3 million, which were included in accounts payable as at September 30, 1998.

On April 24, 1998 Mineral Ridge received notice from its bonding company to increase the collateral by $719,700 which would bring the total collateral to 100% of the budget of $1,604,086 for reclamation. The financial resources were not available to meet this payment by the requested date of May 4, 1998.

The agreement with Vista completing the sale of the Company's wholly-owned subsidiary Mineral Ridge includes release agreements for all of the above encumbrances with the exception of the bonding agreement, which is being negotiated by Vista. Immediately after the completion of the sale of Mineral Ridge the Company is expected to have positive working capital.

The Company will now focus its activities on the Ivanhoe Property where its joint venture partner Great Basin must spend a total of $2.8 million on exploration and related expenditures in the two years ending August 13, 1999, to earn a 75% interest.

The working capital deficiency was $15,365,190 at September 30, 1998, compared to a working capital deficiency of $13,970,445 as at December 31, 1997.

Cash and cash equivalents decreased by a net amount of $977,301 in the nine months ended September 30, 1998. Uses of cash were to fund net capital expenditures on resource assets of $722,916 at the Mineral Ridge property, accounts payable reduction of $450,959 and for operations, primarily general and administrative expenses and staff costs. These expenditures were financed by a $242,734 reduction in accounts receivable, the delay of $529,626 in interest repayments on debt and by drawing down cash balances.

Included in the working capital deficiency at September 30, 1998, was cash of $19,431 compared to $996,732 in cash at December 31, 1997.

IVANHOE JOINT VENTURE

Under the terms of the Venture Agreement with Great Basin, exploration and related expenditures of $2.8 million are required to be made by Great Basin by August 12, 1999, otherwise Great Basin's participating interest will be diluted 1% for each $166,667 not made. After Great Basin has made the required exploration expenditures, the Company will be required to fund future exploration programs to the extent of its participating interest.

A 2,380 feet drilling program conducted on the Hollister sector of the Ivanhoe Property from November 1997, through February 1998, yielded results were reported under Item 2 of the Company's Form 10-K filed on March 31, 1998.

A continuing drill program was conducted during the quarter. Significant intercepts from the two programs are tabulated below:

Drill Hole     Intercept (ft.)    Gold Grade    Silver Grade    Angle to Core       True         Grade
                                   (oz/ton)       (oz/ton)          Axis          Thickness    Thickness
--------------------------------------------------------------------------------------------------------
IH-003                     9.3         0.278             2.1               15           2.4         0.67
IH-004                    10.6         4.964            47.8               18           3.3        16.38
IH-004                    12.6         1.635            39.0               18           3.9         6.38
IH-004                     3.9         0.313             6.0               31           2.0         0.63
IH-005                     2.7         1.239            10.1               10           0.5         0.62
IH-009                     5.0         0.949             6.2               20           1.7         1.61
IH-009A                   11.4         2.942             1.4               52           9.0        26.48
IH-011                     3.5         2.582             9.1               45           2.5         6.46
IH-011                     4.3         4.840             2.0               36           2.5        12.10

The distribution of high grade drill intercepts along northwest and northeast trending structures below the near surface bulk tonnage Hollister deposit strongly suggests potential for a Ken Snyder-type high grade gold-silver system. The nearby Ken Snyder mine, now under construction, has a mineable reserve of 2.17 million tons with a reported grade of 1.04 oz gold/ton and
11.65 oz silver/ton, is expected to produce gold for less than $80 per ounce and is designed to mine at a total diluted width of 3 to 5 feet.

RISKS AND UNCERTAINTIES

There can be no certainty the Company could successfully pursue financing options or rely on joint venture partners to supply some of the funds required to explore and develop its properties. There can be no assurance that the Company will be successful in obtaining the funds it may require for its programs or that the terms of any financing obtained will be favorable. The Company has no unused banking commitments or lines of credit which could provide significant increases in its working capital.

Reclamation on the Ivanhoe Property is being carried out by Newmont. Newmont submitted the original Ivanhoe Property Reclamation Plan to the State of Nevada and the Bureau of Land Management in June 1993, as revised in July 1995 for a total budget cost of $6.0 million. In July 1997, Newmont quitclaimed its interest in the Ivanhoe Property to the Company but has remained responsible for reclamation of work conducted and disturbance caused up to that time. As at September 30, 1998, the reclamation fund consisted of $5,100,000 of which $3,200,000 has been contributed by Newmont, $500,000 by the Company, $1,200,000 by Great Basin and $200,000 advanced by Great Basin on the Company's behalf under the terms of the Joint Venture Agreement.
Under the Venture Agreement, if the budget exceeds $6,000,000, Newmont will contribute 75%, Great Basin 18.75% and the Company 6.25% of the remaining excess reclamation costs.

MARKET FOR SECURITIES

The common shares of the Company commenced trading on the OTC Bulletin Board (Symbol CNPGF) effective October 29, 1998. This followed the decision by the Nasdaq Listing Qualifications Panel not to accept Cornucopia's appeal for a temporary exemption from the rule change which requires a minimum bid price of $1.00 for continued listing on the Nasdaq SmallCap Market. Cornucopia remains a reporting company under the United States SEC rules and the Company's common stock continues to trade on the Toronto Stock Exchange (Symbol CNP).

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

CORNUCOPIA RESOURCES LTD.

PART II   OTHER INFORMATION
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ITEM 1:   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          For detailed information see Part 1, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings Liquidity and Capital Resources, Mine Debt Financing and Risks and Uncertainties.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5:   OTHER INFORMATION

          Negotiations for the sale of the Mineral Ridge Mine continued throughout the third quarter. These were brought to a successful conclusion on October 21, 1998, through the sale of all of the shares of Mineral Ridge Resources Inc. to Vista Gold Corp. The Company received 1,562,500 shares of Vista as consideration for the sale and Vista subscribed to a private placement of 2,777,777 shares of the Company for proceeds of $250,000.

          This transaction has provided the Company with sufficient working capital to proceed confidently with its objectives of raising new capital for its continuing participation in the Ivanhoe Joint Venture. The purchase of Mineral Ridge by Vista has also relieved the Company of all its liabilities, including guarantees, with respect to the loan agreement with Dresdner Bank AG and approximately $2 million owing to major trade creditors.

          Effective October 29, 1998, the Company's shares were delisted from the Nasdaq SmallCap Market and transferred to the OTC Bulletin Board due to non-compliance with the new $1.00 minimum bid-price requirements. The Company's shares continue to trade on the Toronto Stock Exchange. The Company's news release dated October 29, 1998, is filed as Exhibit 20.1.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits required by Regulation S-K

          Exhibit 20.1 - News Release dated October 29, 1998.
          Exhibit 27 - Financial Data Schedule

     b)   Reports on Form 8K:

          The following reports on Form 8-K have been made year-to-date:
          February 12, 1998, February 26, 1998, April 15, 1998, and April 21, 1998, October 23, 1998.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      CORNUCOPIA RESOURCES LTD.
                                                                   (Registrant)



Date:     November 12,  1998                     /s/           Glenn H. Friesen
                                                 ------------------------------
                                                               Glenn H. Friesen
                                                        Vice President, Finance



Date:     November 12, 1998                      /s/      Andrew F. B. Milligan
                                                 ------------------------------
                                                          Andrew F. B. Milligan
                                                                President & CEO
                                                                       Director

                                    EXHIBIT INDEX

Exhibit Number                                                             Page
--------------                                                             ----
20.1     News Release dated October 29, 1998 ...........................     17

27       Financial Data Schedule .......................................     18