Form 10-K
period 1998-12-31
CORNUCOPIA RESOURCES LTD
filed 1999-04-15
CIK 832342

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10-K
  (Mark One)
    / X /           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                          OR

    /  /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _____ to _____.

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
                                  TITLE OF CLASS

                        Common Shares, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / X / NO
                                                   -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /
                             -----

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sale price of the registrant's common shares on the Nasd OTC Bulletin Board of $0.115 on March 29, 1999, was approximately $4,783,061. As of March 29, 1999, there were 41,591,834 common shares issued and outstanding.

Documents incorporated by reference: The following documents filed with the Commission by the registrant are incorporated by reference in this Form 10-K: Current Report on Form 8-K, dated March 11, 1999, and Preliminary Proxy Materials, filed as Schedule 14a, dated March 26, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        CORNUCOPIA RESOURCES LTD.

TABLE OF CONTENTS
PART I     GENERAL                                                                             3

ITEM 1     BUSINESS
           - Business of the Company                                                           3
           - Business Development                                                          3 - 4
           - Significant Transactions of the Company
             (1) Major Reorganization                                                          5
             (2) Ivanhoe Joint Venture Agreement and Sale of Ivanhoe Property Interest     5 - 6
             (3) Acquisition of Stockscape Technologies Ltd.                               6 - 7
             (4) Sale of Mineral Ridge Mine                                                    7
             (5) Carlin Resources Corp.                                                        8
           - Industry Overview and Factors Relating to the Company's Properties           8 - 11
           - Glossary of Mining Terms and Definitions                                    11 - 12

ITEM 2     PROPERTIES
           - Mineral Ridge Mine                                                          12 - 14
           - Ivanhoe Property                                                            15 - 17
           - Other Property Interests
             (1) Yakobi Island Property                                                       17
             (2) South Monitor Property                                                       17
             (3) Red Mountain Property                                                   17 - 18

ITEM 3     LEGAL PROCEEDINGS                                                                  18

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                18


PART II

ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         19 - 24

ITEM 6     SELECTED FINANCIAL DATA                                                            25

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION                                                          26 - 29

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                   29 - 43

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                                           29


PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                            44 - 46

ITEM 11    EXECUTIVE COMPENSATION                                                        46 - 51

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                     51

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                     52


PART IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K              53 - 55

SIGNATURES                                                                                    56

CORNUCOPIA RESOURCES LTD.
PART I
--------------------------------------------------------------------------------


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

The information set forth in this form is as of March 22, 1999, except where an earlier or later date is indicated, and all information included in this document should only be considered correct as of such date, except as otherwise expressly stated.

Financial information is presented in accordance with Canadian Generally Accepted Accounting Principles ("GAAP"). Differences between United States GAAP and Canadian GAAP are explained in note 7 of the Consolidated Financial Statements of the Company for the year ended December 31, 1998, and Item 8 of this Form 10-K.

The Company uses the United States ("US dollar") dollar as its reporting currency. As such, all references in this document to "dollars" or "$" are to United States dollars, unless otherwise indicated. References to C$ are to Canadian dollars.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements express or implied by such forward-looking statements. Such factors include, among others, results of merger or sale of assets, precious metals exploration and development costs and results, reclamation obligations, fluctuation of gold prices, competition, uninsured risks, recovery of reserves, capitalization and commercial viability and requirements for obtaining bonds, permits and licenses.


ITEM 1:      BUSINESS

BUSINESS OF THE COMPANY

Cornucopia Resources Ltd. was organized on November 14, 1985, under the laws of the Province of British Columbia, Canada by the statutory amalgamation of Cyrano Resources Inc. and Cornucopia Resources Ltd., two British Columbia companies which were incorporated in 1980 and 1982, respectively. While historically the Company has been involved in the exploration and development of precious metal deposits, the Company is currently undergoing a major reorganization of its business and capital.

On March 2, 1999, the Company announced a major reorganization in that the Company plans to sell its principal and only active mining asset, a 25% interest in the Ivanhoe property in Nevada, and change the course of its business from the mining sector to the Internet investment research sector. More detailed disclosure on this is provided in Item 1 - "Significant Transactions of the Company"; (1) "Major Reorganization" and (3) "Acquisition of Stockscape Technologies Ltd."

BUSINESS DEVELOPMENT

Subsequent to the amalgamation in 1985, the Registrant assumed Cyrano Resources Inc.'s listing on the Vancouver Stock Exchange. On January 29, 1988, Common Shares of the Registrant were listed on the Toronto Stock Exchange (symbol CNP). The Common Shares were also quoted in the United States on The Nasdaq Stock Market, National Market System until January 17, 1992, the Nasdaq SmallCap Market until October 29, 1998, and are currently quoted (symbol CNPGF) on the Nasd OTC Bulletin Board ("OTCBB"). At the Registrant's request, its Common Shares were delisted from trading on the Vancouver Stock Exchange on February 4, 1993, and as part of the planned major reorganization, the Registrant applied for delisting from the Toronto Stock Exchange which became effective March 31, 1999.

The Registrant conducts its business affairs in the United States through its wholly-owned subsidiary, Cornucopia Resources Inc., a Nevada corporation, and through the latter company's wholly-owned subsidiaries: Touchstone Resources Company ("Touchstone"), a Nevada corporation; and Red Mountain Resources, Inc. ("Red Mountain"), a Colorado corporation. The Company sold its interest in Mineral Ridge Resources Inc. ("Mineral Ridge"), a Nevada corporation, and its operating mine (the "Mineral Ridge Mine") to Vista Gold Corp. on October 21, 1998. See Item 2: "Mineral Ridge Mine."

Since its incorporation, the Company has been primarily involved in the acquisition, exploration, development and mining of precious mineral resource properties in the United States. The Company's principal project since 1987 has been the exploration, development and subsequent production of gold at the Ivanhoe property (the "Ivanhoe Property") near Battle Mountain in Elko County, Nevada. The Company also retains a 100% interest in certain mineral claims located in southeast Alaska ("Yakobi Island Property") and direct or indirect interests in other mineral properties. In late 1993, the Company expanded its exploration activities to include West Africa. During 1995 and 1996, the Company's primary focus was on the Mineral Ridge Mine in Silver Peak, Nevada and exploration activities on three concessions in West Africa through an affiliate. After an unsuccessful attempt to acquire mining concessions in Zaire, the Company decided in late 1996, to concentrate its efforts on North American properties. See Item 2: "Properties" for a summary of past and current activities on the Company's properties.

In 1992, the Company sold half of its 50% working interest in the Ivanhoe Property to Newmont Mining Corporation ("Newmont"), thus leaving the Company with a 25% interest in the Ivanhoe Property. Newmont, by separate agreement, acquired the remaining 50% interest in the Ivanhoe Property. In August 1997, Newmont's 75% interest in the Ivanhoe Property was transferred from Newmont to Great Basin Gold Ltd. ("Great Basin"), and the Company, through Touchstone, entered into a Venture Agreement with Great Basin. Great Basin is a British Columbia reporting company with shares listed for trading on the Vancouver Stock Exchange and the OTCBB in the United States. On March 2, 1999, the Company entered into an agreement with Great Basin, subject to shareholder approval, to sell its remaining interest in the Ivanhoe Property. See Item 1: "Significant Transations of the Company" - (1) "Major Reorganization" and (2) "Ivanhoe Joint Venture Agreement and Sale of Ivanhoe Property Interest."

On December 3, 1992, the Registrant incorporated another wholly-owned subsidiary, Cornucopia Resources Ghana Limited ("Cornucopia Ghana"), a company incorporated under the laws of the Republic of Ghana, to act as a holding company for its investments and operations in the Republic of Ghana. In October, 1994, the Registrant entered into agreements whereby it transferred to Carlin Resources Corp. ("Carlin Resources"), a Vancouver Stock Exchange listed company, all of the Registrant's interest in Cornucopia Ghana, in consideration of a total of 1,635,639 common shares of Carlin Resources. This investment was sold in September 1998, as described in Item 1: "Significant Transactions of the Company" - (5) "Carlin Resources Corp."

The Registrant may incorporate additional subsidiary companies, if considered advisable, to hold interests in other companies, properties, or projects it may acquire.

The following chart sets forth the organization of Cornucopia Resources Ltd. and its direct and indirect subsidiaries as of December 31, 1998, and their jurisdictions of incorporation, as well as relevant stock exchange listings.


                       -----------------------------

                         CORNUCOPIA RESOURCES LTD.
                       TSE & NASD OTC Bulletin Board
                            (British Columbia)

                       -----------------------------


                       -----------------------------

                                    100%

                         CORNUCOPIA RESOURCES INC.

                                 (Nevada)

                       -----------------------------


        -----------------------------     -----------------------------

                   100%                                100%

        TOUCHSTONE RESOURCES COMPANY       RED MOUNTAIN RESOURCES, INC.

                 (Nevada)                           (Colorado)

        -----------------------------     -----------------------------

        -----------------------------     -----------------------------

        -----------------------------     -----------------------------


SIGNIFICANT TRANSACTIONS OF THE COMPANY

(1)  MAJOR REORGANIZATION

On March 2, 1999, the Company announced that it had entered into arrangements with arm's length parties which will result in a substantial reorganization of the Company and its business. The reorganization will be subject to requisite regulatory approval and shareholder approval at the Company's upcoming Annual and Extraordinary General Meeting.

As part of the Company's reorganization, the Company entered into an agreement with Great Basin pursuant to which the Company agreed to sell to Great Basin all of the issued and outstanding shares of Touchstone. Because the Company's interest in the Ivanhoe Property is its sole remaining active mining interest, the sale of that asset represents a major change in the status of the Company as a mining entity and a sale of substantially all of the Company's present undertaking. Details of the agreement with Great Basin are outlined in the following sections; see Item 1: "Significant Transactions of the Company - (2) Ivanhoe Joint Venture Agreement and Sale of Ivanhoe Property Interest", Item 2: "Properties" - "Ivanhoe Property", and Great Basin Gold Ltd. Purchase and Sale Agreement, dated March 2, 1999, filed as
Exhibit 10.8.

Concurrently with the disposition of its remaining active mining asset the Company plans to complete the acquisition of "Stockscape Technologies Ltd.", ("Stockscape"), a British Columbia company which is a privately-held Internet investment research provider in its third year of operations with an established website at stockscape.com. More detailed disclosure on Stockscape and its business is provided in Item 1: "Significant Transactions of the Company - (3) Acquisition of Stockscape Technologies Ltd." and Item 8:
"Financial Statements and Supplementary Data" - "Notes to Consolidated Financial Statements", note 12 " Subsequent Events."

As part of the proposed reorganization, and as a condition precedent to the Stockscape acquisition, the Registrant will be required to consolidate its issued and outstanding Common Shares on a 10-for-1 basis. At the upcoming Annual and Extraordinary General Meeting shareholders will be asked to pass a special resolution approving the consolidation, a change of the name of the Registrant to "Stockscape Technologies Ltd." or such other name as decided upon by the directors and acceptable to the Registrar of Companies for British Columbia, and to restructure the Board of Directors of the Company to reflect the nature of the Company's new business.

A copy of the Registrant's news release, dated March 2, 1999, was filed as an exhibit to the Registrant's Form 8-K, dated March 11, 1999.

(2)  IVANHOE JOINT VENTURE AGREEMENT AND SALE OF IVANHOE PROPERTY INTEREST

Since the sale of Mineral Ridge, the Company has focused its activities on the Ivanhoe Property where its joint venture partner Great Basin has earned a 75% interest under the Venture Agreement between the parties. After the earn-in by Great Basin the Company would be required to commit to exploration budgets set by Great Basin. Provisions in the Venture Agreement would allow the Company the option of not participating in exploration program budgets but at the cost of dilution of its interest. For example, by opting out of the proposed programs for exploration and reclamation for 1999, the Company would have suffered dilution from a 25% interest to a 19% interest. The Company has entered into a Sale Agreement dated March 2, 1999, with Great Basin pursuant to which the Company will sell its wholly-owned subsidiary, Touchstone, to Great Basin in exchange for shares of Great Basin. See Item 2:
"Properties" - "Ivanhoe Property."

The Ivanhoe project will be sold in exchange for 2,750,000 Common Shares at a deemed price of C$1.25 per share and 250,000 warrants of Great Basin, exercisable to purchase an additional 250,000 shares at C$2.00 per share for one year. Resale of the shares issued in consideration for the Company's interest will be restricted, by agreement, for a period of twelve months. The Company has agreed to a voting trust in favor of Great Basin management for a period of two years and will be given representation to the board of directors of Great Basin. As well, the Company will have the right to participate in future financings of Great Basin in order to maintain its equity interest. In addition to the requisite regulatory and shareholder approvals, completion of the purchase and sale is subject to conditions precedent in favor of both parties which include satisfactory due diligence review of and favorable opinions on matters material to the transaction.

In the event that the sale of Touchstone is not approved, certain obligations with respect to reclamation on the Ivanhoe Property will continue to be the responsibility of the Company. Reclamation on the Ivanhoe Property is being carried out by Newmont and as at December 31, 1998, a total of $5,495,093 had been spent. Currently, under a three party agreement between Newmont, Touchstone and Great Basin, reclamation expenses are shared one third by each party. Under the Venture Agreement, if the budget exceeds $6,000,000, Newmont will contribute 75%, Great Basin 18.75% and the Company 6.25% of the remaining excess reclamation costs.

(a)  NEWMONT MINING CORPORATION MINING VENTURE

The Company's indirect wholly-owned subsidiary, Touchstone entered into a letter agreement dated March 26, 1992, (the "Ivanhoe Venture") with Newmont Mining Corporation and its subsidiaries (collectively "Newmont") for the sale to Newmont of half of Touchstone's 50% interest in the assets of the Ivanhoe Property in consideration for $6,700,000 payable in cash on the closing date. At about the same time, Newmont also entered into an agreement with Galactic Resources Ltd., to acquire a further 50% interest in the Ivanhoe Property in consideration for $13,400,000. The sales transactions were completed on June 23, 1992, and accordingly Newmont acquired a 75% interest in the Ivanhoe Property, with Touchstone holding the remaining 25% interest. Touchstone and Newmont then entered into a mining venture agreement for further exploration and development of the Ivanhoe Property.

(b)  TERMINATION OF NEWMONT MINING VENTURE

On July 11, 1995, Newmont advised the Company of its decision to withdraw from the Ivanhoe Venture. Upon notification by Newmont of their decision to withdraw, the Company entered into an option agreement with Newmont on the same date to acquire Newmont's interest in the Ivanhoe Property for a total purchase price of $1. Exercise of the option was contingent on the Company identifying a mining industry partner acceptable to Newmont who would contribute a further $1,000,000 to the reclamation fund established for the Ivanhoe Property. Once the option was executed, the Company would be required to pay an additional $25,000 to the reclamation fund, resulting in aggregate payments by the Company of $500,000. See following section "Ivanhoe Venture Agreement with Great Basin Gold Ltd."

On June 1, 1996, Newmont commenced reclamation which consisted primarily of rinsing the heaps, site monitoring and test work, extensive construction of diversion ditches, and re-shaping of waste rock piles. By December 31, 1996, the Company's initial $500,000 contribution to the reclamation fund had been exhausted. Newmont submitted a formal reclamation and closure plan in March 1997, to the State of Nevada and the Bureau of Land Management and began a more extensive reclamation program, with a revised reclamation budget through to December, 2004, having total reclamation costs estimated at approximately $5,900,000. At December 31, 1998, reclamation liabilty of $465,000 existed in relation to Ivanhoe reclamation which was not recorded in the accounts of the Company. The Company, Newmont and Great Basin Gold Ltd. subsequently ratified an agreement wherein Newmont would transfer its interest to Great Basin, but Newmont is in the process of completing the reclamation plan as submitted to the Bureau of Land Management in March 1997.

The Company previously contributed $500,000 to the reclamation fund, Newmont contributed $3,000,000 and Great Basin contributed $1,000,000. This $4,500,000 has been expended and the parties are to contribute to the reclamation fund on an equal basis until a total of $6,000,000 has been spent. Reclamation costs in excess of $6,000,000 are to be paid 75% by Newmont and 25% pro rata by the Company and Great Basin. At December 31, 1998, a total of $5,495,093 had been spent pursuant to the reclamation plan. See Item 1: "Industry Overview and Factors Relating to the Company's Properties" - (k) "Reclamation Obligations."

(c)  IVANHOE VENTURE AGREEMENT WITH GREAT BASIN GOLD LTD.

On August 13, 1997, the Company, through its 100% owned subsidiary Touchstone Resources Company, entered into a Venture Agreement with Great Basin Gold Ltd. Pursuant to the terms of this agreement, Great Basin has earned a 75% interest in the Ivanhoe Property by paying $1 million to Newmont (paid), spending an additional $2.8 million on exploration and related costs over the next two years (completed), and by purchasing 1,100,000 units in the capital stock of the Registrant for C$1.00 each (completed). Each unit was comprised of one Common Share plus one share purchase warrant exercisable at C$1.25. The share purchase warrants expired on March 26, 1998. After Great Basin met the earn-in requirements of the Venture Agreement, the agreement provides that expenditures and ownership of the Ivanhoe Property are to be on a 75% Great Basin and 25% Cornucopia basis or dilution provisions will come into effect.

(3)  ACQUISITION OF STOCKSCAPE TECHNOLOGIES LTD.

On March 1, 1999, the Company reached an agreement in principle for the acquisition of a privately-held Internet investment research provider, Stockscape Technologies Ltd. Under the terms of a Share Exchange Agreement to be entered into between the Company and the shareholders of Stockscape, the Company intends to acquire all of the issued and outstanding shares of Stockscape by the issuance of 10,000,000 post-consolidation Common Shares of the Registrant (the "Payment Shares"). The parties have agreed that the Payment Shares will be issued for a deemed value of C$0.50 per share making the overall deemed value of the transaction C$5 million. Both the shareholder of Stockscape and Stockscape are entirely at arm's length to the Company. The acquisition of Stockscape is conditional upon the completion of due diligence by both parties and the execution and delivery of definitive documentation. The Payment Shares will be subject to trading restrictions under U.S. securities legislation for a minimum of two years.

Stockscape, in its third year of operation, has financed its development and operations by equity financing and a loan payable to its shareholder. As Stockscape's policy is to expense business and software development costs, a deficit of C$813,043 has accumulated as at December 31, 1998. Business and software development costs over the upcoming twenty-four months are expected to be financed from revenues and from equity financing issued by the combined entity. The acquisition of Stockscape is subject to conditions precedent, one of which is the commitment for a financing of the Registrant for up to C$2,000,000 representing 4,000,000 units at C$0.50 per unit, to be completed at the time of closing of the acquisition of Stockscape. Each unit will consists of one Common Share and two share purchase warrants of the Registrant. One share purchase warrant will be exercisable in the first year to acquire one additional Common Share in the capital of the Registrant at C$0.65. The second warrant will be exercisable for a period of two years to acquire one additional Common Share at C$0.95. The warrants will have forced conversion features. Proceeds of the financing will be used for working capital and to further develop Stockscape's customer base.

For detailed disclosure on Stockscape reference is made "Appendix A" of the Registrant's Preliminary Proxy Materials, filed as Schedule 14a, dated March 26, 1999.

(4)  SALE OF MINERAL RIDGE MINE

Mineral Ridge Resources Inc., and its principal project the Mineral Ridge Mine, was 100% owned by the Company until its sale to Vista Gold Corp. ("Vista Gold") of Denver, Colorado. Consideration for this sale was $250,000 and 1,562,500 common shares of Vista Gold at a deemed value of $250,000, plus the assumption of all of the liabilities of the Company with respect to the mine, and Vista Gold also subscribed to a private placement of 2,777,777 Common Shares of the Registrant valued at $250,000. The Company recorded a gain of $180,972 on the sale of the Mineral Ridge Mine. Also see Item 2:
"Properties" - "Mineral Ridge Mine."

MINE DEBT FINANCING FACILITY

On January 17, 1997, the Company entered into a loan agreement with Dresdner Kleinwort Benson ("Dresdner") for senior secured loan facilities of $13.0 million for construction and development purposes and working capital. A $2.0 million contingency facility was to be available to fund cost overruns and the initial debt service reserve, but was not used.

Dresdner was given 1,500,000 warrants as part of the consideration for providing the loan and 250,000 warrants in consideration for establishing a letter of credit in the amount of $1.1 million to facilitate construction of power lines and ancillary electrical distribution equipment at the mine site. The original warrants were exercisable at C$1.35 per share at any time until December 31, 2000. In October 1998, as part of the sale agreement of Mineral Ridge, approval was sought and granted to reprice and extend the term of the warrants held by Dresdner to purchase 1,750,000 Common Shares, at C$0.20 per share expiring December 31, 2001.

At October 21, 1998, the Company was in default of its obligations to Dresdner in the amount of $14.4 million combined principal and interest. The obligations were assumed by Vista Gold upon the sale of Mineral Ridge.

CONTRACTS

On August 20, 1996, the Company entered into a contract with Roberts & Schaefer Company for the construction of certain facilities and plant at the Mineral Ridge Mine. The total contract price was fixed at $12,399,672 payable in installments. On December 8, 1997, Roberts & Schaefer recorded a notice of lien on the Mineral Ridge property claiming for holdback, legal fees and interest of $599,512. This indebtedness was settled by Vista Gold under the terms of the agreement of sale of Mineral Ridge.

On January 21, 1997, the Company entered into a contract with D. H. Blattner & Sons, Inc. for open-pit mining over the life-of-mine estimated at 6 years. On February 10, 1998, D. H. Blattner & Sons recorded a notice of lien on the Mineral Ridge property for payment of invoices totaling $699,000 for contract mining. This indebtedness was settled by Vista Gold under the terms of the agreement of the sale of Mineral Ridge.

On July 11, 1997, Mineral Ridge Resources, Inc. entered into an agreement with Sierra Pacific Power Company to provide electric power to the Mineral Ridge Mine in Esmeralda County, Nevada, throughout the life of the project. The agreement established certain long term prices for current and future capacity. This contract was assumed by Vista Gold upon the sale of Mineral Ridge.

(5)  CARLIN RESOURCES CORP.

As at January 1, 1997, the Registrant held an aggregate of 3,635,639 common shares of Carlin Resources Corp., a Vancouver Stock Exchange listed company.

DISPOSITION OF CARLIN RESOURCES SHARES

Effective April 29, 1997, the Registrant sold 2,100,000 shares of Carlin Resources through a broker for net proceeds of C$0.59 per share. As at December 31, 1997, the Registrant still held 14.6% or 1,561,139 shares of Carlin Resources. After a writedown of $476,341 in 1997, the carrying value of the investment in Carlin Resources was reduced to nil. An outstanding inter-company advance of approximately $202,000 (C$290,000) included in accounts receivable on the balance sheet at its estimated realizable value as at December 31, 1997, was recovered in 1998, together with 1,000,000 additional Carlin Resources shares. During the first and second quarters of 1998, the Company endeavored unsuccessfully to find a buyer for its block of 2,561,139 Carlin Resources shares. In order to raise funds for working capital, the shares were sold to two directors of the Registrant in September 1998.

INDUSTRY OVERVIEW AND FACTORS RELATING TO THE COMPANY'S PROPERTIES

(a)  USES OF GOLD

Product fabrication and bullion investment are the two principal uses of gold. Within the fabrication category there is a wide variety of end uses, the largest of which is the manufacture of carat jewelry. Other fabrication purposes include official coins, electronics, miscellaneous industrial and decorative uses, dentistry, medals, and medallions. The Company believes that certain purchases of official coins and high-carat, low mark-up jewelry are often motivated in part by investment, so that net private bullion purchases alone do not represent the total investment activity in physical gold during the course of any year.

(b)  GOLD PRICE VOLATILITY

The Company's ability to generate profits from its operations has been directly related to the market price of gold. There can be no assurance that the price of gold will be such that the Company's investments in gold equities or projects will generate profits.

In early January 1998, the price of gold dropped to a 19 year low. The price of gold has typically experienced volatile and significant price movements over short periods of time, and is affected by numerous factors beyond the Company's control, including international economic and political trends, expectations for inflation, currency exchange fluctuations (specifically, the US dollar relative to other currencies), interest rates and global or regional consumption patterns (such as the development of gold coin programs), speculative activities and increased production due to improved mining and production methods. The supply of and demand for gold are affected by various factors, including political events, economic conditions and production costs in major gold producing regions and governmental policies with respect to gold holdings by a nation or its citizens.

The volatility of gold prices is illustrated by the following table of the high and low gold prices per ounce on the London Metals Exchange bullion market: (Source of Data - Pratt's Metals Week.)

  -------------------- -------------           --------------------- -------------
  YEAR       HIGH          LOW                 YEAR       HIGH           LOW
  -------------------- -------------           --------------------- -------------
  1989       416           356                 1994        396           369
  1990       424           346                 1995        396           372
  1991       403           344                 1996        416           367
  1992       360           330                 1997        367           283
  1993       405           326                 1998        313           273
  -------------------- -------------           --------------------- -------------

(c)  GOLD HEDGING

In order to manage its exposure to fluctuations in the price of gold, the Company entered into fixed forward contracts. Forward sales agreements obligated the Company to sell gold at a specified price on a specified date. All contacts held by the Company were held by Mineral Ridge Resources Inc. After the sale of Mineral Ridge in October 1998, the Company was no longer a party to fixed forward contracts.

(d)  INFLATION AND PRICE CHANGES

Inflation could affect the profitability of the Company's investments in gold equities or properties. Inflation is not expected to have any other material impact on the Company beyond the general impact on all businesses, such as higher costs of materials, services and wages.

(e)  RISKS AND UNCERTAINTIES

CURRENT OPERATIONS

There can be no certainty that the Company could successfully pursue financing options or rely on joint venture partners to supply the funds required to explore and develop its properties. There can be no assurance that the Company will be successful in obtaining approvals for the proposed major reorganization or that the terms of any financing obtained will be favorable. If the Company's withdrawal from active mining and exploration activities is successful, the risks inherent in these type of operations will be mitigated. At March 29, 1999, the Company considers that current cash balances and realizable investments will be sufficient to allow the Company to meet its expected funding requirements on current projects and anticipated administrative expenses until the end of the second quarter 1999. The Company expects funding requirements thereafter to be met with the proceeds of a C$2,000,000 financing, which is a condition precedent to the acquisition of Stockscape. See "Significant Transactions of the Company" - (3) "Acquistion of Stockscape Technologies Ltd."

NEW BUSINESS

For risk factors relating to and the effect of the acquisition of Stockscape on shareholder liquidity, reference is made to "Risk Factors" and "Liquidity and Capital Resources" in "Appendix A" of the Registrant's Preliminary Proxy Statement, filed as Schedule 14a, dated March 26, 1999, incorporated herein by reference.

(f)  COMPETITION

Significant and increasing competition exists for the limited number of gold acquisition opportunities available in Canada and the United States. Some of this competition is with large established mining companies having substantial capabilities, greater financial and technical resources than the Company. As a result of this competition, the Company may be unable to acquire future potential gold mining properties on acceptable terms.

(g)  SALES AND REFINING

Gold can be readily sold on numerous markets throughout the world. Gold produced from the Company's mining operations was refined by a commercial refinery. Gold and silver produced was subsequently purchased by the refinery on the basis of the quoted selling price of gold on the applicable metals exchange on the date of sale. During 1998, prior to the sale of the Mineral Ridge Mine on October 21, 1998, the gold and sliver produced from the mine totaled 9,045 ounces gold and 5,231 ounces silver.

(h)  ROYALTIES AND OTHER COMMITMENTS

During 1998, the Company made no advance royalty payments. In view of the sale of Mineral Ridge to Vista Gold, and Touchstone to Great Basin, the Company will no longer have any royalty obligations.

(i)  TITLE TO PROPERTIES

The Company owns or leases unpatented mining claims which constitute the majority of the Company's property holdings in the United States. The ownership and validity of unpatented mining claims are often uncertain and may be contested. In view of the withdrawal of the Company from active mining and exploration, it has minimal residual property interests which are described in Item 2 - "Properties" - "Other Property Interests,"

(j)  REGULATORY AND ENVIRONMENTAL MATTERS

In view of the withdrawal of the Company from active mining and exploration, it is unlikely that the Company will be exposed to any significant residual obligations relating to reclamation since these obligations have been, or will be, assumed by the purchasers of the Company's interests.

(k)  RECLAMATION OBLIGATIONS

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

IVANHOE PROPERTY

Reclamation on the Ivanhoe Property for disturbance caused prior to July 1995, is being carried out by Newmont. Newmont submitted the original Ivanhoe Property reclamation plan to the State of Nevada and the Bureau of Land Management in June 1993. In July 1995, Newmont advised the Company that it did not plan to pursue the project and revised its cost estimate of reclaiming the property.

On June 1, 1996, Newmont commenced reclamation which consisted primarily of rinsing the heaps, site monitoring and testwork, extensive construction of diversion ditches, and re-shaping of waste rock piles. This reduced the Company's share of the provision for site restoration from $500,000 on December 31, 1995 to NIL as at December 31, 1996. Newmont submitted a formal reclamation and closure plan in March 1997, to the State of Nevada and the Bureau of Land Management and began a more extensive reclamation program. Newmont revised its reclamation budget through to December 2004, which is now estimated to be approximately $5,900,000. Newmont intends to complete the reclamation plan, as submitted to the BLM, in 1999. Expenditures, if any, over the reclamation fund of $4,500,000 will be funded one third each by Newmont, Great Basin and the Company up to US $1.5 million and thereafter 75% by Newmont with the balance payable pro rata by Great Basin and the Company. By agreement dated March 2, 1999, Great Basin assumed responsibility for all past and future obligations of the Company which exceed the $500,000 already paid by the Company.

In the event that the sale of Touchstone is not approved, certain obligations with respect to reclamation on the Ivanhoe Property will continue to be the responsibility of the Company. Reclamation on the Ivanhoe Property will continue to be carried out by Newmont and as at December 31, 1998, $5,495,093 had been spent. Currently, under a three party agreement between Newmont, Touchstone and Great Basin, reclamation expenses are shared one third by each party. Under the Venture Agreement, if the budget exceeds $6,000,000, Newmont will contribute 75%, Great Basin 18.75% and the Company 6.25% of the remaining excess reclamation costs. See Item 2: "Properties" - "Ivanhoe Property."

MINERAL RIDGE MINE

As at December 31, 1998, the Company had no reclamation commitments related to the Mineral Ridge Mine. In view of the sale of the mine to Vista Gold in October 1998, the Company's responsibilities relating to reclamation of the mine were assumed by Vista Gold. See Item 2: "Properties" - "Mineral Ridge Mine."

(l)  LABOR

Due to the winding down of operations at Mineral Ridge, a steady reduction in the work force at that project took place until the sale of the mine in October 1998. During the year, staff in the Vancouver office was drastically reduced to three positions: President and Chief Executive Officer, Vice-President Finance and Chief Financial Officer and Corporate Secretary.

(m)  FOREIGN OPERATIONS

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

(n)  CURRENCY AND CONVERSION

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


  ------------------------------------------------------------------------------------------
    YEAR ENDED
   DECEMBER 31            AVERAGE           LAST DAY            HIGH              LOW
  ------------------------------------------------------------------------------------------
       1998                1.4831            1.5333            1.5845           1.4040
       1997                1.3844            1.4305            1.4399           1.3345
       1996                1.3630            1.3706            1.3865           1.3287
       1995                1.3724            1.3640            1.4267           1.3275
       1994                1.3659            1.4018            1.4090           1.3085
  ------------------------------------------------------------------------------------------

On March 29, 1999, the noon rate of exchange quoted by The Bank of Canada for the conversion of the United States dollars into Canadian dollars was $1.5126 (Canadian $1.00 equals US $0.66).

(o)  MARKET FOR SECURITIES

The Common Shares of the Company commenced trading on the OTCBB (symbol CNPGF) effective October 29, 1998. The Registrant remains a reporting company under the United States Securities Exchange Act of 1934. The Registrant has made application to the Toronto Stock Exchange (TSE) to delist its Common Shares because after giving effect to the reorganization the Company would not have met the continued listing requirements. The TSE delisting became effective on the close of business March 31, 1999.

(p)  YEAR 2000 COMPUTER RISK

The Year 2000 issue has resulted from computer programs coded to accept two digits rather than four to define the applicable year. The effects of the problem, if any, would occur on or about January 1, 2000, and could result in internal system failure in, among other things, local area network, accounting and other administrative functions. Externally, the problem could result in system failure by third party providers or suppliers. It is not possible to be certain that all aspects of the Year 2000 issue which may arise from third party providers and suppliers will be resolved.

The Registrant, in early 1998, began assessment of the potential impact of the Year 2000 issue. Internally, the Company uses current or near current versions of software by major developers for office productivity, accounting, internet and database applications. To gain further certainty as to Year 2000 compliance, the Company will either purchase upgrades which are currently available or obtain published statements by these software developers assuring that these programs are Year 2000 compliant. The cost of obtaining these upgrades is not expected to be material.

In the event that the Registrant acquires other businesses, the software and hardware acquired in connection with those business combinations may not be Year 2000 non-compliant.

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

TONS - dry short tons (2,000 pounds).


ITEM 2:   DESCRIPTION OF PROPERTY

MINERAL RIDGE MINE

PROPERTY AND OWNERSHIP

The Mineral Ridge Mine was 100% owned by the Company until its sale to Vista Gold Corp. ("Vista Gold") on October 21, 1998, for consideration of $250,000 and 1,562,500 common shares of Vista at a deemed value of $250,000 plus the assumption of all of the liabilities of the Company with respect to the mine.

The Company acquired its initial interest in the property (the "Original Property") in April 1993, pursuant to an agreement with Mary Mining Company, Inc., a Florida corporation ("MMC"), and in August 1995, acquired an option from BenguetCorp. USA, Inc. ("BUSA") on other mining properties (the "Oromonte Claims") situated contiguous to the Original Property. The Company's interest in the Mineral Ridge Mine consisted of 175 claims of which 54 are patented. The Company's undivided 100% interest was subject to certain royalty obligations outlined below.

LOCATION, CLIMATE AND INFRASTRUCTURE

The Mineral Ridge Mine is located about four miles (six kilometers) northwest of the town of Silver Peak, approximately 35 miles (56.35 kilometers) southwest of Tonopah, in Esmeralda County, Nevada. The 3,130 acre (1,266 hectares) land package consists of a total of 195 claims on four contiguous parcels of land in Esmeralda County (collectively referred to as the "Mineral Ridge Mine"). The terrain throughout most of the mineralized area is hilly to steep. Elevations range from 5,800 to

7,400 feet (1,740 - 2,220 meters) in the mine area. Climate is typical of the Great Basin region with hot dry summers and cool dry winters.

Modest amenities including living quarters, an elementary school, library, swimming pool and small store are found in Silver Peak and the town is suitable for housing a small work force.

PROPERTY HISTORY

The Mineral Ridge area has been intermittently mined up to the present day. Overall historical production is estimated at 573,000 ounces of gold from about 3 million tons of ore, with approximately 460,000 ounces produced prior to 1942.

MINERAL RIDGE ACQUISITIONS

On April 16, 1993, the Company entered into a letter agreement with MMC as trustee for and on behalf of certain beneficiaries under a land trust under which the Company was granted the option to enter into a lease for the Original Property located in Esmeralda County, Nevada. On May 15, 1996, the Company entered into a purchase agreement for the property which provides for certain option payments to the owners in addition to a down payment of $210,000.

On August 31, 1995, the Company entered into an agreement with BUSA under which the Company was granted an option to purchase the adjoining Oromonte Claims and assumed obligations under the related property purchase agreements. The Company paid $1.2 million for these claims which were subject to certain royalty payments.

GEOLOGY

The Mineral Ridge Mine gold deposits are detachment-fault hosted mesothermal quartz vein and replacement deposits localized on the crest and flanks of an early Tertiary metamorphic core complex. The mine is a northwest tending, doubly plunging, antiformal uplift of intermediate to felsic granitic rocks, varying from granodiorite to alaskite; capped by a metamorphic carapace of Precambrian metasediments which host the gold deposits.

FEASIBILITY STUDY

Behre Dolbear was retained by the Company during August 1995, to prepare a final feasibility study on the Mineral Ridge Mine (the "Parrish Report") which assumed that the construction of the mine would be financed with funds raised entirely with equity. Based upon the terms of the Mine Debt Financing Facility, the Company estimated its debt service costs to be approximately $4.20 per ounce.

The feasibility study established ore reserves of the project contained in four deposits and a low-grade ore stockpile. The proven and probable mineable ore reserve was calculated to be approximately 5.2 million tons averaging
0.068 ounces gold per ton of ore at an average internal cut-off grade of
0.024 ounces gold per ton of ore based on a gold price of $385 per ounce.

The life-of-mine direct cash operating costs (before taxes, royalties, amortization, depreciation and debt service) were estimated in the Parrish Report to be $235 per ounce and total operating costs (including debt service costs) were estimated to be $355 per ounce.

The life-of-mine, cumulative project cash flow of $13.5 million was set out in the Parrish Report. This cash flow was based on an economic analysis using constant dollars, applying no leveraging, viewing the project on a stand-alone basis. The estimates in the Parrish Report, assuming cash flows were realized at year end, no change in current taxation structure and a gold price averaging $407 per ounce for the 120,000 ounces hedged under the Company's hedging line, and $385 per ounce for the balance of production, indicated an internal rate-of-return of 12% after all applicable taxes. Price, ore reserve grade, and gold recovery all had about the same and greatest sensitivity on the projected cash flow.

Since the date of the calculation of the internal rate of return, gold prices have dropped significantly and, in response, the Company was forced to revise its mining plan with corresponding impact upon the estimated cost of production. The collapse of the gold price in 1997 and 1998 rendered these projections unrealistic.

PERMITTING

In early October 1996, the Mineral Ridge Mine received a Reclamation Permit and posted an initial reclamation bond in the amount of $1.6 million clearing the way to commence construction. Since that time, all additional permits required from the State of Nevada in order to commence mining operations were obtained.

EXPLORATION AND DEVELOPMENT

In 1997, exploration at the Mineral Ridge Mine consisted of a two phase program, with the first stage designed to increase definition of the Mary, Brodie and Upper Drinkwater deposits, while the second part tested the down-dip, underground potential of the Mary and Custer Shaft targets. The 1997 program included 118 reverse circulation drill holes for a total of 22,140 feet of drilling. An additional 19 rotary percussion holes were drilled. The mine reserves were updated in late 1997 using the new data obtained in the drilling program, incorporated into a geologically constrained mineralization model. Compilation of historic surface and underground geology, structure and assay information was initiated to locate additional reserves which may be developed by surface and underground mining methods. An additional 22 lode claims were located to extend coverage of the property to almost three line miles of strike on the mineralized contact.

CURRENT STATUS

Operations at the Mineral Ridge Mine consisted of open-pit mining, four-stage crushing, agglomeration, heaping onto a permanent leach pad, and leaching and recovery by conventional cyanide and carbon adsorption methods. Mining was by contractor, crushing to 100% minus 6 mesh. The estimated gold recovery was 80.8% realized in 120 days after heaping in 20 feet (6.1 meters) lifts to a total height of 120 feet (36.6 meters).

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

A 69 kV powerline was installed to the mine site by Sierra Pacific Power Company. Water for mining and processing is drawn from an 1,800 foot (540 meters) deep well adjacent to the processing plant.

The Company initiated mining operations at the Mineral Ridge Mine in October 1996, and ore was stockpiled in advance of process plant start-up. Contract mining of the Mineral Ridge Mine ore deposits was carried out by D.H. Blattner & Sons Inc., of Avon, Minnesota. Due to low gold prices, mining was suspended in November 1997.

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

Because of declining gold prices, the reserves were re-evaluated using a gold price of $325 per ounce. This was performed in house by Mineral Ridge employees using MEDSYSTEM software and resulted in a reduction of mineable reserves to 3,014,326 tons grading 0.066 opt for a total of 199,501 ounces.

With the cessation of mining in November 1997, the continuing operations were devoted to crushing and leaching of the remaining stockpile and leaching of ore already placed on the pad. Attention was given to improving the quantity and quality of the water supply and remedying engineering problems related to the functioning of the four-stage crusher. The processing of ore and production of gold continued until the sale of the mine in October 1998.

The diminished activities and corresponding reduction in residual leaching of ore from the pile resulted in substantial reduction in the workforce. It became evident that this level of production could not sustain a viable operation nor could it provide the cash flow necessary to service the project loan of $13 million and the outstanding payables to contractors which exceeded $2 million. In these circumstances, steps were taken to seek a buyer for the Mineral Ridge Mine on terms which would relieve the Company of these financial burdens.

After negotiation with several interested buyers, the mine was sold on October 21, 1998, to Vista Gold Corp., of Denver, Colorado for consideration of $250,000 and 1,562,500 common shares of Vista Gold at a deemed value of $250,000, plus assumption by Vista Gold of all of the liabilities of the Company with respect to the mine.

IVANHOE PROPERTY

OWNERSHIP, LOCATION AND CLIMATE

On December 31, 1998, the Company owned a 25% interest in the Ivanhoe Property through its wholly-owned subsidiary, Touchstone Resources Company. On March 2, 1999, the Company entered into an agreement with Great Basin whereby Great Basin would acquire all of the outstanding shares of Touchstone in exchange for 2,750,000 common shares of Great Basin having an agreed value of C$1.25 per share, plus the allotment and issuance of 250,000 share purchase warrants to acquire a further 250,000 common shares of Great Basin at C$2.00 per share for a one year term. The transaction is subject to regulatory approval and shareholder approval and upon such approvals the Company will have no further direct interest in the Ivanhoe Property. The required shareholder approval will be sought at the upcoming Annual and Extraordinary General Meeting of the Registrant.

The Ivanhoe Property, which is approximately 50 miles northeast of Battle Mountain, Nevada, is located at the northwestern end of the Carlin Trend in an area between Little Antelope Creek on the south to the Midas Trough on the north. The property currently consists of 510 unpatented mining claims and covers approximately 9,231 acres. Access to the property is available either via an eleven mile road from Midas, a county road from Battle Mountain, or a road from the Dee Mine six miles southeast of the property. The Ivanhoe joint venture's interest in the property is by way of option agreements, mining leases, operating rights agreements and staked mining claims. Pursuant to an agreement dated August 13, 1997, Great Basin has earned a 75% interest in the property by incurring expenditures totaling $5 million.

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

On May 19, 1989, the Company and Galactic Resources Ltd. ("Galactic") signed definitive agreements, effective April 4, 1987, which established the terms and conditions of a joint venture for the exploration and development of the Ivanhoe Property. Galactic acquired a 50% interest in the Ivanhoe Property on March 1, 1990. Construction of the Hollister Mine began in April 1990, and was completed in October 1990. Gold production recovered from the Hollister Mine and attributed to the Company for the years 1990 to June 1996, totaled 50,457 ounces. Mining ceased in May 1992, and production from residual leaching continued throughout the balance of 1992 to June 1996. The Galactic/Cornucopia joint venture terminated upon completion of the sale of various interests in the Ivanhoe Property and assets to Newmont as described below.

Touchstone entered into a letter agreement dated March 26, 1992, with Newmont Mining Company for the sale to Newmont of half of Touchstone's 50% interest in the assets of the Ivanhoe Property in consideration for $6,700,000. At about the same time, Newmont also acquired Galactic's 50% interest in the property thus giving Newmont a total 75% interest in the Ivanhoe Property, with Touchstone holding the remaining 25% interest. Touchstone and Newmont then entered into a mining venture agreement (the "Ivanhoe Venture") for further exploration and development of the Ivanhoe Property with Newmont being appointed as manager.

In early 1995, Newmont completed an in-house pre-feasibility analysis of the Hollister gold deposit and concluded that the known deposits did not meet Newmont's present size and investment criteria for near-term development.

As a result, on July 11, 1995, Newmont advised the Company of its decision to withdraw from the Ivanhoe Venture. Upon notification by Newmont of its decision to withdraw, the Company then entered into an option agreement with Newmont to acquire Newmont's interest in the Ivanhoe Property. Thereafter, the Company entered into an agreement dated August 13, 1997, with Great Basin Gold Ltd. whereby Great Basin may earn up to a 75% interest in the Ivanhoe Property by paying $1 million to Newmont (paid) as a contribution to the reclamation fund, spending $2.8 million by August 12, 1999, on exploration and related costs (completed) and by purchasing 1.1 million units in the capital stock of Cornucopia Resources Ltd. for C$1.00 per unit (completed). The reclamation fund consisted of $4.5 million of which $3,000,000 was contributed by Newmont, $500,000 by the Company and $1,000,000 by Great Basin. Reclamation costs incurred on the Ivanhoe Property greater than $4,500,00 were to be funded as to $500,000 each by Newmont, Great Basin and the Company. Further overruns are to be funded as to 75% by Newmont, 18.75% by Great Basin and 6.25% by the Company. See Item 1: "Industry Overview and Factors Relating to the Company's Properties" - (k):
"Reclamation Obligations."

In 1995, the joint venture's land claims were downsized to 510 claims which include a substantial area around the Hollister deposit and the Hatter dome. The property is in good standing and the leached out heaps continue to be rinsed in the course of reclamation.

GEOLOGY

The Carlin Trend, which includes the Ivanhoe Property at its northern end, is a northwest-trending, 50 mile long metallogenic corridor. The key ore controls for Carlin-type gold deposits are a combination of favorable structural preparation of favorable host rocks. In addition, because of the postulated role of magmatic activity as a heat and/or metal source, the occurrence of associated intrusive rocks is another important geologic factor for the Carlin Trend gold deposits.

Favorable Carlin Trend geologic conditions are observed at the Ivanhoe Property. The Ivanhoe Property geologic units include Lower Plaeozoic sedimentary and mid-Tertiary intrusive rocks covered by a thin veneer of Tertiary volcanic and volcano-sedimentary rocks. At Ivanhoe and on the rest of the Carlin Trend, the best host rocks for gold mineralization occur in the Lower Paleozoic stratigraphy below the Tertiary rocks. Structure is an important ore control, and typically occurs at the Ivanhoe Property as high-angle faults with east-west, north-northwest and northeast trends. The intersection zones of these faults are especially critical controls for gold mineralization.

Ivanhoe contains at least two areas known to host significant gold mineralization. The Hollister mine area has a large low-grade gold system associated with the Tertiary volcanic rocks and underlying upper plate Ordovician Valmy Formation quartzites and cherts. This mineralization is interpreted to be a near surface leakage from a deeper high grade gold system below. A 1994 core intercept in the west Hollister area by Newmont of 2.4 feet grading 33.541 oz. Au/ton, is a high grade feeder vein to the overlying volcanic hosted disseminated gold mineralization. There are at least 34 such historic high grade intercepts in the Valmy Formation requiring follow-up drilling to delineate the Hollister feeder vein system.

The 40 mg Hatter Stock represents the second target area and has another significant, although less well studied, leakage anomaly associated with it and the surrounding Valmy Formation. Assays from the younger cross cutting veins in the Hatter intrusive include 10 feet of 0.731 oz. Au/ton and 20 feet of 0.736 Au/ton and Valmy rocks low-grade intercepts such as 525 feet at
0.012 oz. Au/ton in brittle shear or Fault zones on the west flank of the stock host.

MINING OPERATIONS

The Hollister Mine which operated from October 1990, until mined out in May 1992, was a surface mine with two coalescing open pits in the USX zone with heap leach gold extraction and a carbon adsorption gold recovery plant located approximately one half mile from the operating pits. In addition, the mine site also included a waste dump, topsoil stockpiles, haul roads, office, laboratory, and a warehouse/shop facility. The project utilized conventional drilling and blasting techniques and material movement methods. Production from residual leaching continued from 1992 through to June 1996.

IVANHOE EXPLORATION

The primary goal of the current exploration program at Ivanhoe is to locate high grade gold deposits similar to Franco-Nevada's Ken Snyder Mine to the northwest and Barrick's Meikle Mine to the southeast which are mineable by underground methods. As well, exploration will be based on comparisons to the Goldstrike area (ie. Post-Betze and associated deposits). The comparison with Goldstrike is based upon similarities in the size and tenor of the gold leakage anomalies in the Hatter areas, ore controlling structures, Lower Paleozoic stratigraphy and association of mineralization with an intermediate composition intrusive body (ie. the Hatter stock). The comparison with Ken Snyder is based on the similarity in style and mineralogy of feeder veins intersected beneath the Hollister deposit to those at the Midas discovery.

As operator of the Ivanhoe Joint Venture, Great Basin has identified two primary exploration targets, the Hollister and Hatter areas, to explore for modest depth feeder veins in the Valmy Formation below the Hollister deposit and deeper, lower plate targets below both the Hollister and Hatter target areas. To date, Great Basin has completed new, detailed surface mapping, and extensive new cross section construction that has defined key ore controlling vein structures beneath Hollister.

An initial drilling program at Hollister in 1998 tested one of these vein systems containing a 1994 Newmont core intercept of (+) 30 opt gold. Using a N40E oriented fence of six vertical core holes on 25 foot spacings, the drilling cross-cut high-grade intercepts in the northern Clementine area of the deposit. Hole IH-004 pierced a very high grade vein zone of 4.6 feet grading 11.129 opt and 103.4 ounces silver per ton within a thicker interval of 10.6 feet assaying 4.964 opt and 47.8 ounces silver per ton. Another intercept of 12.6 feet grading 1.635 opt gold and 39.0 ounces silver was discovered downhole.

The early 1998 discovery of Ken Snyder-style veining in the Valmy Formation at Hollister has made this target a high priority for the upcoming exploration program. The continuing Ivanhoe exploration program will focus on testing this high grade gold-silver system in upper plate Valmy Formation in the Hollister area. Drilling will build on relogging of drill holes and geocompilation of the vein system geometry.

During the 1999 exploration season Great Basin plans a C$1.5 to C$2.5 million exploration program to build on reinterpretation of the multiple vein intercepts in the Hollister area, by drilling angled core holes to establish the presence and continuity of this high-grade gold-silver system. Drill holes will test projected intersections of major ore-controlling northeast, east and north trending fault zones. Depending on results, 15 to 25 angled core holes with an average length of 1,000 feet are planned for 1999.

OTHER PROPERTY INTERESTS

The Company has interests in certain properties which are not considered to be material to current operations. A brief summary of 1996, 1997 and 1998 activities on each of these properties follows:

YAKOBI ISLAND PROPERTY

The Yakobi Island property is located approximately 70 miles west of Juneau in the Sitka Recording District, at the northernmost end of the Alexander Archipelago of Southeast Alaska. The property consisted of 39 unpatented federal claims and 11 patented federal claims at Bohemia Basin. It also includes a 1.95 acre Alaska Tidelands Lease which covers a 200-foot dock at the Lower Camp access to Bohemia Basin. The Company held an undivided 100 percent interest in certain patented and unpatented mineral claims on the Yakobi Island property. In August 1997, all rental payments on the unpatented claims held by the Company on this property were allowed to lapse. The property is without a known body of commercial ore and the Company's activities on the property to date have been exploratory in nature.

The Company is in discussions with a Land Trust for the sale of the Yakobi Island properties. If concluded, the agreement would provide for clean up activities on the site and proceeds to the Company for the 155 acre property at appraised value, less an administrative fee payable to the Land Trust.

SOUTH MONITOR PROPERTY

The South Monitor property, which consists of 147 unpatented mining claims, is located in west-central Nevada between the Ellendale and Hannapah Mining Districts at the southern end of the Monitor Range, Nye County. The property is held by the Company and Gold Exploration General Partnership, whose general partner is Nassau Ltd. Each partner holds a 50% interest in the property. The partners have elected to farm the property out to larger exploration companies who have the resources to fully explore the property's mineral potential.

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

The Division of Minerals and Geology (previously the Colorado Mined Land Reclamation Division) inspected the property in 1992 and 1993 and concluded that a full release of funds in trust of $60,000 was dependent on further evaluation of the revegetation on the property. In 1994, weather conditions prohibited inspection by the authorities. Another inspection was performed in 1995 when it was determined that further monitoring of vegetation was required prior to full release of the reclamation bond. In 1996, the Company received a release from Baumgartner for $50,000 of the funds held in trust. No inspection was performed in 1997 or 1998 and the $10,000 balance will be held in trust by the Forestry Department until restoration of the land is considered complete.


ITEM 3:   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

CORNUCOPIA RESOURCES LTD.
PART II
--------------------------------------------------------------------------------

ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Shares of the Registrant are listed and trade in Canada on the Toronto Stock Exchange under the symbol "CNP" and are quoted in the United States on the Nasd OTC Bulletin Board ("OTCBB") under the symbol "CNPGF". The Registrant's shares traded on The Nasdaq Stock Market's, SmallCap Market ("Nasdaq") from October 18, 1988, to October 28, 1998. As the minimum bid price of the Registrant's shares did not meet the new requirements to remain on Nasdaq, the Registrant's shares were moved to the OTC Bulletin Board on October 29, 1998.

Due to the major reorganization of the Company, as outlined in Item 1-"Significant Transactions of the Company" - "Major Reorganization" and "Acquisition of Stockscape Technologies Ltd.", the Registrant applied to delist its shares from the Toronto Stock Exchange ("TSE"), which became effective on the close of business March 31, 1999.

 The high and low trade prices of the Registrant's Common Shares as reported on the TSE for each quarter during the past two years are as follows:

----------------------------------------------------------------------------------
                                                        HIGH            LOW
PERIOD    TSE                                          (C $)           (C $)
----------------------------------------------------------------------------------
 1997     First quarter                                 1.29            0.90
          Second quarter                                1.10            0.70
          Third quarter                                 0.85            0.45
          Fourth quarter                                0.79            0.19

 1998     First quarter                                 0.49            0.19
          Second quarter                                0.33            0.04
          Third quarter                                 0.15            0.05
          Fourth quarter                                0.13           0.035

 1999     First quarter (to March 29, 1999)             0.20           0.035
----------------------------------------------------------------------------------

The following table sets forth, for the periods indicated, the high and low bid prices of the Registrant's Common Shares as quoted on Nasdaq and the OTCBB after October 29, 1998:

----------------------------------------------------------------------------------
                                                         HIGH            LOW
 PERIOD                                                 (US $)          (US $)
----------------------------------------------------------------------------------
  1997     First quarter                                 0.94            0.62
           Second quarter                                0.81            0.50
           Third quarter                                 0.59            0.31
           Fourth quarter                                0.56            0.16

  1998     First quarter                                 0.37            0.12
           Second quarter                                0.21            0.03
           Third quarter                                 0.09            0.03
           Fourth quarter                                0.09            0.02

  1999     First quarter (to March 29, 1999)             0.20            0.02
----------------------------------------------------------------------------------

The TSE, Nasdaq and OTCBB quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As at February 23, 1999, there were 2,061 registered shareholders of record holding a total 41,591,834 Common Shares of the Company. To the best of the Registrant's knowledge, as of February 23, 1999, there were 85 registered Canadian shareholders, 6 international shareholders, and 1,970 shareholders resident in the United States holding approximately 8,768,527, 16,124 and 32,807,183 shares respectively, which represented 21.08%, 0.04% and 78.88% respectively of the Company's shares then outstanding.

There are no arrangements known to the Registrant which, at a date subsequent to the date of this report, would result in a change of control of the Registrant except for the proposed acquisition of Stockscape, which, if concluded, will result in a change of control. See Item I: "Significant Transactions of the Company - (3) Acquisition of Stockscape Technologies Ltd." and "Appendix A" of the Registrant's Preliminary Proxy Materials, filed as Schedule 14a, dated March 26, 1999.

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

DIVIDENDS

The Registrant has not, since the date of its amalgamation, declared or paid any dividends on its Common Shares and currently intends to utilize all of its funds to finance its business development activities and for the acquisition of capital assets relating to its business. It does not foresee paying any dividends on its Common Shares in the near future.

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

Because the Company may have been a PFIC for its fiscal year ending December 31, 1998, and may have been a PFIC for some of its fiscal years ending before that date, each US shareholder of the Company should consult a tax advisor with respect to how the PFIC rules may affect such shareholder's tax situation. In particular, a US shareholder should determine whether such shareholder should elect to have the Company be treated as a Qualified Electing Fund in the event the Company is a PFIC. This might avoid adverse US federal income tax consequences that may otherwise result from the Company should it be treated as a PFIC.

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

SALES OF UNREGISTERED SECURITIES

  (i) On March 5, 1996, the Registrant issued 900,000 units by way of a private placement at a price of C$2.00 per unit, for which the Registrant paid an agent a commission of 5%. Each unit consisted of one Common Share and one two year share purchase warrant exercisable at a price of C$2.30 during the first twelve months after closing and C$2.65 thereafter. At December 31, 1997, there were 900,000 share purchase warrants outstanding from this issue. This issue expired on March 4, 1998.

 (ii)  Pursuant to subscription agreements and an Agency Agreement dated
       May 15, 1996, the Registrant issued and sold 6,050,000 Special Warrants at a price of C$2.00 per Special Warrant for gross proceeds of C$12,100,000. Each Special

       Warrant entitled the holder to receive one Common Share and one share purchase warrant at no additional cost. Two full share purchase warrants entitled the holder to purchase one Common Share of the Registrant at a price of C$2.75 per Common Share. The Special Warrants were exercised on September 16, 1996, and the equivalent number of Common Shares issued. As at December 31, 1997, there were 3,932,500 share purchase warrants, including 907,500 Broker's warrants, outstanding from this financing. This issue expired on May 15, 1998.

(iii) On November 14, 1996, pursuant to the terms of a Special Warrant Indenture made as of the same date, the Registrant issued 2,180,000 Special Warrants at a price of C$1.20 each for gross proceeds of C$2,616,000. Each Special Warrant was exchangeable for one unit comprised of 1.1 Common Share, in aggregate 2,398,000 Common Shares, and 0.55 of one share purchase warrant. Each full share purchase warrant entitled the holder to purchase one additional Common Share at a price of C$1.50. As at December 31, 1997, none of the Special Warrants had been exercised and the issue expired on May 15, 1998.

 (iv) On March 26, 1997, the Registrant announced a private placement of 1.1 million Special Warrants with one investor at a subscription price of C$1.00 per Special Warrant, for a total of C$1.1 million. Each Special Warrant was exchangeable for one Unit, comprised of one Common Share and one share purchase warrant entitling the holder to purchase one additional Common Share at a price of C$1.25 during the twelve months after closing and expiring on March 26, 1998.

       The full amount of the subscription funds for this private placement were released to the Registrant upon issue of the Special Warrants. The Registrant obtained receipts from the regulatory authorities for the final prospectus on July 24, 1997, and subsequently issued 1,100,000 Common Shares and share purchase warrants. None of the share purchase warrants were exercised and this issue expired on March 26, 1998.

  (v) On January 17, 1997, the Registrant entered into a loan agreement with a financial institution for senior secured loan facilities of $13.0 million for construction and development purposes and working capital and a $1.1 million letter of credit to facilitate construction of power lines and ancillary electrical equipment at the mine site. The bank was given warrants to purchase 1,750,000 Common Shares as part of the consideration for providing the loan facilities. The warrants were exercisable at C$1.35 per share until December 31, 2000.

       In October, 1998, approval was sought and granted to reprice and extend the term of the warrants. See Item 1: "Significant Transactions of the Company - (4) "Sale of Mineral Ridge Mine." The warrants to purchase 1,750,000 Common Shares are now exercisable at a price of C$0.20 per share at any time until December 31, 2001. As at December 31, 1998, no warrants had been exercised from this issue.

 (vi) Vista Gold subscribed, on October 21, 1998, to a private placement of 2,777,777 Common Shares of the Registrant valued at $250,000.

UNITED STATES EXEMPTIONS

All of the distributions referred to above were made to either non-United States residents outside the United States in reliance upon Regulation S or to qualified institutional investors in the United States in reliance upon Rule 144.

SHARE CAPITAL AND STOCK INCENTIVE PLAN

The Registrant's Common Shares authorized, issued and outstanding and the Registrant's Stock Incentive Plan (the "Plan") are described in "Notes to Financial Statements", note 6 - Share Capital: (a) Shares Authorized, Issued and Outstanding; (b) Stock Incentive Plan, and (c) Grant of Options. As at December 31, 1998, there were 41,591,834 Common Shares outstanding, a total of 1,795,000 stock options outstanding under the Plan, and 1,365,000 options outstanding outside of the Plan.

GRANT OF OPTIONS OUTSIDE OF THE REGISTRANT'S STOCK OPTION PLAN

Due to restrictions in the Registrant's Stock Option Plan, on September 10, 1998, the Board of Directors resolved that an aggregate of 1,415,000 new stock options be granted to directors and employees of the Company to reflect the current market price of the Registrant's shares, at an exercise price of C$0.15 per share, expiring September 9, 2003, and that the new options would be granted outside of the Plan. In November, 1998, an option for 50,000 shares expired due to an employee resignation. The Registrant received notice from the Toronto Stock Exchange that the options would not be accepted for filing until they were approved by a favorable vote of the disinterested shareholders of the Registrant.

ANTI-TAKE OVER PROVISIONS OF ARTICLES

The overall effect of the Registrant's Articles may be to render more difficult or discourage the accomplishment of mergers, tender offers and forms of business combinations, reorganizations and sales of assets, as well as to discourage the assumption of control of the Registrant by a principal shareholder.

In August 1992, the Registrant adopted a Shareholder Protection Rights Plan Agreement, amended in July 1996, (the "SPRPA") to protect the Company from unfair, abusive or coercive takeover strategies. The Rights issued to shareholders under the SPRPA will entitle the holder upon the occurrence of certain triggering events (including the acquisition of 10% or more of the Common Shares of the Registrant in a transaction not approved by the Registrant Board) to acquire additional equity interest in the Registrant at a 50% discount to the market. However, the Rights are not triggered by a "Permitted Bid" which is a bid that is made to all shareholders for all of their Common Shares in accordance with relevant securities legislation and other reasonable conditions, provided that a majority of the Common Shares held by independent shareholders are deposited in acceptance of such a bid.

The SPRPA is designed to prevent creeping takeovers and other coercive acquisition tactics. The SPRPA's Permitted Bid provision allows bidders to take bids directly to all of the shareholders without the cooperation of the Registrant Board. The SPRPA thus preserves the shareholders' right to consider such bids on a fully-informed basis. The SPRPA is not intended to deter fair offers for the Common Shares of the Registrant. The SPRPA also does not impose indebtedness or other burdens upon the Registrant's operations, and does not impair the Registrant Board's continuing efforts to enhance shareholder value.

The Registrant was not aware of any pending or threatening takeover bids for the Company on implementation of the SPRPA. A copy of the Shareholder Protection Rights Plan Agreement was filed as an exhibit to the Registrant's Form 6-K dated June 30, 1992.

ITEM 6:   SELECTED FINANCIAL DATA

The following selected financial information has been derived from the consolidated financial statements of the Company for the periods indicated.

-------------------------------------------------------------------------------------------------------------------------------
                                                                          YEARS ENDED DECEMBER 31
                                                         1998            1997             1996             1995           1994
-------------------------------------------------------------------------------------------------------------------------------
OPERATING DATA

Revenues                                                 $ --            $ --        $ 115,096        $ 315,144      $ 263,457

Gross profit (loss) from operations                        --          19,433          (78,269)         (19,749)        40,724

Interest and other income                              70,394          51,705          460,093          280,914        204,652

Gain on sale or write down of
  Resource Assets                                    (180,972)     16,000,000          988,396          701,006        164,158

Income (loss)                                        (707,607)    (18,464,625)      (2,610,635)      (2,640,663)    (1,924,518)

Income (loss) per share                                 (0.02)          (0.49)           (0.09)           (0.11)         (0.09)

Weighted average number of Common Shares           39,291,535      37,514,204       30,287,082       24,847,263     21,400,555
outstanding

BALANCE SHEET AND OTHER DATA
(AT PERIOD END)

Total assets                                        2,271,874      18,357,596       24,615,551       11,561,496     13,369,024

Working capital                                       284,001     (13,970,445)        (263,587)       1,015,931      6,349,434

Provision for site restoration                             --         172,908               --          500,000        475,000

Capital Lease Obligations                                  --          42,436           95,830          109,866             --

Shareholders' Equity                                2,170,597       2,588,145       20,297,412        9,420,622      7,043,872

Increase (decrease) in cash                          (892,783)     (2,873,581)       2,609,716       (5,387,816)     1,514,894
-------------------------------------------------------------------------------------------------------------------------------

There have been no changes in accounting methods over the five year period.

The Company uses the United States dollar as its reporting currency. Monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the rate in effect on the dates of the related transactions. Revenue and expenses are translated at rates approximating exchange rates in effect at the time of transactions. See Item 1: "Industry Overview and Factors Relating to the Company's Properties" -(n) "Currency and Conversion."

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial position of the Company and results of operations for the years ended December 31, 1998, 1997 and 1996, should be read in conjunction with the Consolidated Financial Statements and the related notes. These statements were prepared using accounting principles generally accepted in Canada. Reference should be made to note 7 of the Consolidated Financial Statements for a reconcilation of Canadian and United States generally accepted accounting principles.

The following discussion contains statements which are not historical facts, and within the meaning of the Private Securities Litigation Reform Act of 1995 are considered "forward looking statements". (Reader should refer to Part I for the full cautionary statement.)

OVERVIEW

Since its incorporation the Registrant's primary focus has been the exploration, development and mining of precious metal deposits. On March 2, 1999, a major reorganization was announced which, if approved by shareholders, will result in a change in the Registrant's business focus and a restructuring of the Registrant's remaining active mining property interest into an investment in an arm's length entity.

On October 21, 1998, the Company sold its 100% interest in the Mineral Ridge Mine by a sale of all of the shares of Mineral Ridge Resources Inc., a Nevada corporation wholly-owned by the Company, to Vista Gold Corp. As consideration, the Company received 1,562,500 Vista Gold common shares, Vista Gold subscribed to a private placement of 2,777,777 Common Shares of the Registrant for a deemed value of $250,000 and assumed all of the liabilities of the Company with respect to the mine. See Item 2: "Properties" - "Mineral Ridge Mine."

At present, the Company's principal and only active m"ining asset is its interest in the Ivanhoe Property in Nevada's Carlin Trend. An agreement was entered into with Great Basin, on March 2, 1999, pursuant to which the Registrant will sell its wholly-owned subsidiary Touchstone, which holds the Ivanhoe Property, to Great Basin, in exchange for 2,750,000 common shares and 250,000 share purchase warrants of Great Basin subject to regulatory approval and satisfactory due dilligence.

As part of its proposed reorganization, the Registrant plans to complete the acquisition of Stockscape Technologies Ltd., a privately-held British Columbia company, carrying on business as an Internet investment research provider, with an established website at Stockscape.com. As a condition precedent to the Stockscape acquisition, the Registrant will be required to consolidate its issued and outstanding Common Shares on a 10-for-1 basis. At the upcoming Annual and Extraordinary General Meeting, the shareholders will be asked to pass a special resolution approving the consolidation. This resolution must be passed by a majority of 75% of the votes cast on the resolution: See Item 1 "Significant Transactions of the Company" - (3) "Acquisition of Stockscape Technologies Ltd."

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996.

REVENUES

Revenues from interest and other income were $70,394 and $51,705 in the years ended December 31, 1998 and 1997, respectively. The increase was mainly due to higher investment income on the reclamation bond for Mineral Ridge. In 1996, interest and other income was $460,093 which was attributable to income on excess cash balances as a result of significant capital raised during the year.

During the year ended December 31, 1998, receipts from dore shipments from the Mineral Ridge Mine have been recorded as an offset to capital expenditures as the Mineral Ridge Mine had not yet met tests that qualified the project as being in full commercial production for accounting purposes. As a result, no amounts from the sale of gold and silver from the Mineral Ridge Mine have been included under revenue on the Consolidated Statement of Loss and Deficit.

EXPENSES

General and administrative expenses declined to $968,455 in the year ended December 31, 1998, from $1,987,525 for the year ended December 31, 1997 and $2,776,253 for the year ended December 31, 1996. The decrease was due to a reduction in the Vancouver, British Columbia, office staff costs and reductions in other expense areas such as investor relations, rent, insurance and travel.

In 1998, the Registrant sold all of its share holdings in Carlin Resources Corp. ("Carlin Resources") and recorded a gain thereon of $25,177. At December 31, 1998, the Registrant recorded a $15,695 writedown of its investment in Vista Gold shares to adjust to the year end market value. During the year 1997, the Registrant recorded an expense of $476,341 due to the writedown of its investment in Carlin Resources shares. The completion of five financings by Carlin Resources in 1996, in which the Registrant did not participate, reduced the Registrant's interest and resulted in a gain of $631,970 on the partial disposal of the investment.

In October 1998, the Company sold Mineral Ridge and realized a $180,972 gain on sale. At December 31, 1997, the Company recorded a writedown of $16 million against the Mineral Ridge Mine calculated using an undiscounted cash flow analysis based on gold price assumptions prevailing at the time. In 1996, the Company had total abandonment and writedown expenses of $988,396, attributable to the Tenke-Fungurume Concession in Zaire and the Yakobi Island property in Alaska.

The equity method of accounting for the investment in Carlin Resources was applicable resulting in losses of $71,897 for the year ended December 31, 1997 and $112,264 for the year ended December 31, 1996. No corresponding loss was applicable to the year ended December 31, 1998 as the Company accounted for its investment on the cost basis until the disposition of its remaining interest in Carlin Resources.

LOSS PER COMMON SHARE

The Registrant's net loss for the year ended December 31, 1998, was $707,607, compared to a net loss of $18,464,625 in 1997 and a net loss of $2,610,635 in 1996.

The weighted average number of Common Shares for the year ended December 31, 1998, was 39.3 million which resulted in a loss of $0.02 per share.

LIQUIDITY AND CAPITAL RESOURCES

A low gold price and problems originating in 1997 with construction delays and water supply at the Mineral Ridge Mine led to covenant breaches and repayment defaults under the Company's Mine Debt Financing Facility and the reclassification of the entire loan as a current liability. These events have led the Registrant to report a significant working capital deficiency since September 1997.

The agreement with Vista Gold, completing the sale of the Company's wholly-owned subsidiary Mineral Ridge, included agreements for the release of all of the Company's $14.4 million obligation under the Mine Debt Financing Facility, the $1.3 million account payable to its mining contractor and $0.6 million holdback payable to its construction contractor. Vista Gold subscribed to a private placement of 2,777,777 Common Shares of the Registrant for a deemed value of $250,000.

The Registrant had positive working capital of $284,001 at December 31, 1998, compared to a $13,970,445 working capital deficiency at December 31, 1997.

Cash and cash equivalents decreased by a net amount of $892,783 in the year ended December 31, 1998. Significant uses of cash were to fund accounts payable reductions, net capital expenditures on resource assets at the Mineral Ridge Mine, and for operations, primarily general and administrative expenses and staff costs. These expenditures were financed by a reduction in accounts receivable, the proceeds of the private placement of Vista Gold and by drawing down cash balances.

On March 26, 1997, a private placement of 1,100,000 Special Warrants at C$1.00 was made with each Special Warrant exchangeable for one unit, comprised of one Common Share and one share purchase warrant. Each share purchase warrant entitled the holder to purchase one additional Common Share at C$1.25 for one year. The share purchase warrants relating to this issue were not exercised and expired on March 26, 1998.

On November 14, 1996, the Registrant issued 2,180,000 Special Warrants at a price of C$1.20 each for gross proceeds of C$2.6 million. As consideration for services rendered, the underwriters were paid a fee of C$0.2 million and issued an aggregate of 218,000 broker's warrants. Each share purchase warrant entitled the holder to purchase one additional Common Share at a price of C$1.50 until May 15, 1998.

Pursuant to subscription and agency agreements, in May 1996, the Registrant issued 6.1 million Special Warrants at a price of C$2.00 per Special Warrant for gross proceeds of C$12.1 million. In addition, the underwriters were paid a fee of C$0.8 million and issued an aggregate of 605,000 broker's warrants. The warrants relating to this issue expired on May 15, 1998.

On March 5, 1996, the Registrant issued 900,000 units at C$2.00 per unit by way of private placement and paid an agent's commission of 5%. The share purchase warrants from this issue expired on March 4, 1998.

Vista Gold subscribed, on October 21, 1998, to a private placement of 2,777,777 Common Shares of the Registrant valued at $250,000.

IVANHOE JOINT VENTURE

Since the sale of Mineral Ridge, the Company has focused its activities on the Ivanhoe Property where its joint venture partner Great Basin has earned a 75% interest under the Venture Agreement. After the earn-in by Great Basin, the Company would be expected to commit to exploration budgets set by Great Basin which would have resulted in cash calls. Provisions in the Venture Agreement would allow the Company the option of not participating in exploration program budgets, but at the cost of a dilution of interest in the Company's interest in the Ivanhoe Property. For example, by opting out of the proposed programs for exploration and reclamation for 1999, the Company would have suffered dilution from a 25% interest to a 19% interest. The Company has entered enter into a Sale Agreement dated March 2, 1999, with Great Basin pursuant to which the Company proposes to sell its wholly-owned subsidiary, Touchstone Resources Company, to Great Basin in exchange for shares of Great
Basin: See "Significant Transactions of the Company" - (2) "Ivanhoe Joint Venture Agreement and Sale of Ivanhoe Property Interest."

ACQUISITION OF STOCKSCAPE TECHNOLOGIES LTD.

Under the terms of a Share Exchange Agreement to be entered into between the Registrant and the shareholders of Stockscape, the Registrant will acquire all of the issued and outstanding shares of Stockscape by issuing 10,000,000 post-consolidation Common Shares of the Registrant (the "Payment Shares"). The parties have agreed that the Payment Shares will be issued for a deemed value of C$0.50 per share, making the overall deemed value of the transaction C$5 million. Both the shareholder of Stockscape and Stockscape are entirely at arm's length to the Registrant. The acquisition of Stockscape is conditional upon the completion of due diligence by both parties and the execution and delivery of definitive documentation. The Payment Shares will be subject to trading restrictions under United States securities legislation for a minimum of two years.

Stockscape, now in its third year of operation, has financed its development and operations by equity financing and a loan payable to its shareholder. As Stockscape's policy is to expense business and software development costs, a deficit of C$813,043 has accumulated as at December 31, 1998. Business and software development costs over the upcoming twenty-four months are expected to be financed from revenues and from equity financing issued by the combined entity. The acquisition of Stockscape is also subject to conditions precedent, one of which is the commitment for a financing of up to C$2,000,000, representing 4,000,000 units, which will be completed at the time of closing of the acquistion of Stockscape. Each unit will consist one Common Share and two share purchase warrants of the Registrant.

RISKS AND UNCERTAINTIES

There can be no certainty that the Company could successfully pursue financing options or rely on joint venture partners to supply the funds required to explore and develop its properties. Also, there can be no assurance that the Company will be successful in obtaining approvals for its proposed major reorganization or that the terms of any financing obtained will be favorable. The Company has no unused banking commitments or lines of credit which could provide significant increases in its working capital.

In the event that the sale of Touchstone is not approved, certain obligations to reclaim the Ivanhoe Property will continue to be the responsibility of the Company. Reclamation on the Ivanhoe Property is being carried out by Newmont and as at December 31, 1998, $5,495,093 has been spent. Currently, under a three party agreement between Newmont, Touchstone and Great Basin, reclamation expenses are shared one third by each party. Under the Venture Agreement, if the budget exceeds $6,000,000, Newmont will contribute 75%, Great Basin 18.75% and the Company 6.25% of the remaining excess reclamation costs.

NEW BUSINESS

For risk factors relating to and the effect of the acquisition of Stockscape on shareholder liquidity, reference should be made to "Appendix A" - sections "Risk Factors" and "Liquidity and Capital Resources" of the Registrant's Preliminary Proxy Materials, filed as Schedule 14a, dated March 26, 1999, which is incorporate in this document by reference.

MARKET FOR SECURITIES

The Common Shares of the Registrant commenced trading on the OTCBB (symbol CNPGF) effective October 29, 1998. The Registrant remains a reporting company under the United States Securities and Exchange Commission rules. The Registrant applied to the Toronto Stock Exchange to delist its Common Shares, because after giving effect to the reorganization the Registrant would not have met the continued listing requirements. The delisting became effective on the close of business March 31, 1999.

YEAR 2000 COMPUTER RISK

The Year 2000 issue has resulted from computer programs coded to accept two digits rather than four to define the applicable year. The effects of the problem, if any, would occur on or about January 1, 2000, and could result in internal system failure in, among other things, local area network, accounting and other administrative functions. Externally, the problem could result in system failure by third party providers or suppliers. It is not possible to be certain that all aspects of the Year 2000 issue which may arise from third party providers and suppliers will be resolved.

In early 1998, the Registrant began assessment of the potential impact of the Year 2000 issue. Internally, the Company uses current or near current versions of software by major developers for office productivity, accounting, internet and database applications. To gain further certainty as to Year 2000 compliance, the Company will either purchase upgrades which are currently available or obtain published statements by these software developers assuring that these programs are Year 2000 compliant. The cost of obtaining these upgrades is not expected to be material.

In the event that the Registrant acquires other businesses, the software and hardware acquired in connection with those business combinations may be Year 2000 non-compliant.


ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any market risk sensitive instruments.


ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company as at December 31, 1998, and the reports of independent Chartered Accountants are included in this report as follows:

                                                                                      PAGE
  (i)  Report of Independent Chartered Accountants for the years ended
       December 31, 1996, December 31, 1997, and December 31, 1998
       including comments by Auditors for U.S readers on Canada- U.S.
       reporting differences, dated April 1, 1999.                                        30

 (ii)  Consolidated Balance Sheets as at December 31, 1997, and
       December 31, 1998.                                                                 31

(iii)  Consolidated Statements of Loss and Deficit for the years ended
       December 31, 1996, December 31, 1997, and December 31, 1998.                       32

 (iv)  Consolidated Statements of Changes in Financial Position for the
       years ended December 31, 1996, December 31, 1997, and December 31, 1998.           33

  (v)  Notes to the Consolidated Financial Statements for the years ended
       December 31, 1996, December 31, 1997, and December 31, 1998.                  34 - 43


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's auditor is KPMG LLP, Chartered Accountants of 777 Dunsmuir
       Street, Vancouver, British Columbia, V7Y 1K3.

The Company has no disagreements on accounting or financial disclosure matters with its accountants.

AUDITORS' REPORT
TO THE SHAREHOLDERS
CORNUCOPIA RESOURCES LTD.


We have audited the consolidated balance sheets of Cornucopia Resources Ltd. as at December 31, 1998 and 1997 and the consolidated statements of loss and deficit and changes in financial position for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1998 and 1997 and the results of its operations and changes in its financial position for each of the years in the three year period ended December 31, 1998, in accordance with generally accepted accounting principles in Canada. As required by the Company Act (British Columbia) we report that, in our opinion, these principles have been applied on a consistent basis.

Significant measurement differences between Canadian and United States accounting principles are explained and quantified in note 7 to the financial statements.

(SIGNED) "KPMG LLP"
Chartered Accountants
Vancouver, Canada
April 1, 1999


COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA-U.S. REPORTING DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the consolidated financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in note 1 to the consolidated financial statements. Our report to the shareholders, dated April 1, 1999, is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

(SIGNED) "KPMG LLP"
Chartered Accountants
Vancouver, Canada
April 1, 1999

                                  CORNUCOPIA RESOURCES LTD.
                                 CONSOLIDATED BALANCE SHEETS
                              (Stated in United States Dollars)
                                          Unaudited


                                                                            DECEMBER 31,
                                                                         1998           1997
                  ASSETS
                                                  NOTE
 CURRENT ASSETS
 Cash and cash equivalents                                            103,949        996,732
 Accounts receivable                                                   25,844        546,050
 Prepaid expenses and deposits                                         21,180         40,880
 Investment                                         4                 234,305             --
 ---------------------------------------------------------------------------------------------

                                                                      385,278      1,583,662
 ---------------------------------------------------------------------------------------------

 Capital Assets                                     3                  11,701         63,116
 Resource Assets                                    4               1,874,895     16,710,818
 ---------------------------------------------------------------------------------------------

 TOTAL ASSETS                                                       2,271,874     18,357,596
 ---------------------------------------------------------------------------------------------
 ---------------------------------------------------------------------------------------------

                LIABILITIES

 CURRENT LIABILITIES
 Accounts payable and accrued liabilities                             101,277      2,367,508
 Debt                                               5                      --     13,186,599
 ---------------------------------------------------------------------------------------------

                                                                      101,277     15,554,107
 ---------------------------------------------------------------------------------------------

 Capital Lease Obligations                                                 --         42,436
 Provision for Site Reclamation                   4,10                     --        172,908
 ---------------------------------------------------------------------------------------------

 TOTAL LIABILITIES                                                    101,277     15,769,451
 ---------------------------------------------------------------------------------------------

           SHAREHOLDERS' EQUITY

 SHARE CAPITAL                                      6
 Issued and outstanding common shares                              38,119,366     37,829,307
 1998 - 41,591,834 (1997 - 38,556,040)
 Deficit                                                          (35,948,769)   (35,241,162)
 ---------------------------------------------------------------------------------------------

 TOTAL SHAREHOLDERS' EQUITY                                         2,170,597      2,588,145
 ---------------------------------------------------------------------------------------------

 TOTAL LIABILITIES AND SHAREHOLDERS'                                2,271,874     18,357,596
 EQUITY
 ---------------------------------------------------------------------------------------------
 ---------------------------------------------------------------------------------------------
 Operations                                         1
 Commitments and Contingencies                     10
 Subsequent events                                 12

Approved by the Board:

(SIGNED)
______________________________________
Andrew F. B. Milligan, Director

(SIGNED)
______________________________________
Sargent H. Berner, Director

                                           CORNUCOPIA RESOURCES LTD.
                                  CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                                       (Stated in United States Dollars)


                                                                              DECEMBER 31,
                                                           1998           1997           1996
REVENUES
Product sales                                                --             --        115,096
Production costs                                             --        (19,433)       193,365
-----------------------------------------------------------------------------------------------
Operating profit (loss)                                      --         19,433        (78,269)
Interest and other income                                70,394         51,705        460,093
-----------------------------------------------------------------------------------------------

                                                         70,394         71,138        381,824
-----------------------------------------------------------------------------------------------

EXPENSES (OTHER INCOME)
General and administrative expenses                     968,455      1,987,525      2,776,253
(Gain) loss on disposal and writedown of
investments and marketable securities                    (9,482)       476,341       (631,970)
(Gain) on sale or write down of resource
assets                                                 (180,972)    16,000,000        988,396
Equity loss                                                  --         71,897        112,264
-----------------------------------------------------------------------------------------------

                                                        778,001     18,535,763      3,244,943
-----------------------------------------------------------------------------------------------

LOSS BEFORE NON-CONTROLLING INTEREST                    707,607     18,464,625      2,863,119
Non-controlling interest                                     --             --        252,484
-----------------------------------------------------------------------------------------------

NET LOSS FOR THE YEAR                                   707,607     18,464,625      2,610,635
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

Deficit, beginning of the year                       35,241,162     16,776,537     14,165,902

Net loss for the year                                   707,607     18,464,625      2,610,635
-----------------------------------------------------------------------------------------------

DEFICIT, END OF THE YEAR                             35,948,769     35,241,162     16,776,537
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

LOSS PER SHARE                                              .02           0.49           0.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           39,291,535     37,514,204     30,287,082


          See accompanying notes to consolidated financial statements.

                                 CORNUCOPIA RESOURCES LTD.
                  CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                             (Stated in United States Dollars)

                                                                   DECEMBER 31,
                                                         1998           1997           1996
CASH PROVIDED BY (USED IN)
OPERATIONS
Net loss for the period                              (707,607)   (18,464,625)    (2,610,635)
Items not involving cash;
Amortization                                          134,683        103,536        101,692
Reclamation accrual                                        --        172,908             --
(Gain) loss on disposal and writedown of
investments and marketable securities                  (9,482)       476,341       (631,970)
(Gain) on sale or write down of resource
assets                                               (180,972)    16,000,000        988,396
Equity loss                                                --         71,897             --
Non - controlling interest                                 --             --       (252,484)
---------------------------------------------------------------------------------------------

                                                     (763,378)    (1,639,943)    (2,405,001)

Net change in non-cash working capital items;
Accounts receivable                                   420,479       (413,720)        14,044
Product inventory                                          --          3,084         18,617
Prepaid expenses and deposits                          19,701         (2,384)        24,961
Loans and advances                                         --        (85,500)            --
Prepaid to mining venture net of liabilities               --             --        (25,000)
Accounts payable and accrued liabilities             (400,009)    (1,806,913)     4,003,572
Due to mining joint venture                                --        (47,888)       (92,530)
---------------------------------------------------------------------------------------------

                                                     (723,207)    (3,993,264)     1,538,663
---------------------------------------------------------------------------------------------


INVESTING
Investments                                          (250,000)     1,001,727        969,354
Proceeds on partial disposition of resource
assets                                                     --             --         99,980
Proceeds on disposal of investments                    25,177             --        631,970
Proceeds on sale of subsidiary,  net of cash
of subsidiary at date of sale                         212,450             --             --
Note receivable                                            --        111,837         15,488
Capital assets                                             --        (64,102)       (83,384)
Resource assets, Mineral Ridge                     (1,268,559)   (13,818,341)   (13,579,965)
---------------------------------------------------------------------------------------------

                                                   (1,280,932)   (12,768,879)   (11,946,557)
---------------------------------------------------------------------------------------------


FINANCING
Debt, Mineral Ridge                                   853,737     13,186,599             --
Capital lease obligations                             (32,440)       (53,394)       (14,036)
Non - controlling interest                                 --             --       (455,779)
Net proceeds from issue of common shares for
cash                                                  250,000      2,501,535     11,741,248
Issue of common shares for services                    40,089             --             --
Net proceeds (expenses)  from issue of
special warrants                                           --     (1,746,178)     1,746,177
---------------------------------------------------------------------------------------------

                                                    1,111,356     13,888,562     13,017,610
---------------------------------------------------------------------------------------------


INCREASE (DECREASE) IN CASH                          (892,783)    (2,873,581)     2,609,716

Cash and Equivalents, beginning of the year           996,732      3,870,313      1,260,596
---------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS, END OF THE YEAR                 103,949        996,732      3,870,312
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

(includes funds in escrow)

          See accompanying notes to consolidated financial statements.

                       CORNUCOPIA RESOURCES LTD.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Stated in United States Dollars)


1.   OPERATIONS

These financial statements are prepared in accordance with accounting principles applicable to a going concern. The recoverability of the amounts shown for interests in mining properties and deferred costs is dependent upon discovery and delineation of economically recoverable reserves, on the outcome of legislative or regulatory developments relating to environmental protection, and on future profitable operations or proceeds from the disposition thereof. The viability of production on mineral properties or resource related share investments held by the Company is highly dependent on the price of gold.

The Company's principal mineral property, the Ivanhoe Property, is currently being explored by Great Basin Gold Ltd. (Great Basin) under a Venture Agreement. The Company faces dilution under the Venture Agreement unless it participates in future exploration programs conducted by Great Basin. The financial position of the Company would not allow participation in such exploration programs without undertaking some form of financing. At
December 31, 1998, the Company had working capital of $284,001 (1997 - deficit of $13,970,445). The Company has very limited ability to access capital markets because of market conditions generally in financing resource related business activities as well as the depressed price of the Company's Common Shares.

The Company has announced a reorganization (note 12) which, if completed, will result in the exchange of its interest in the Ivanhoe Property for an equity interest in Ivanhoe and will release the Company from any past and future cash calls for Ivanhoe reclamation. However, for such reorganization to be successful, a major financing will need to be completed and shareholder approval must be sought. There can be no assurances that the Company will complete the proposed reorganization. If the proposed reorganization is not successful, the Company will be required to significantly curtail their operations and future exploration programs.

2.   SIGNIFICANT ACCOUNTING POLICIES

a)   BASIS OF PRESENTATION

The accompanying consolidated financial statements for the fiscal year ended December 31, 1998, are prepared on the basis of accounting principles generally accepted in Canada. Significant differences to accounting principles generally accepted in the United States of America are explained in note 7.

The consolidated financial statements include the accounts of Cornucopia Resources Ltd., (the "Company") which is incorporated under the Company Act (British Columbia), its subsidiaries, including Cornucopia Resources, Inc. a wholly-owned subsidiary incorporated in the State of Nevada, and its subsidiaries which are wholly-owned, except, Carlin Resources Corp. ("Carlin Resources") which was a partially-owned subsidiary.

The Company consolidated its investment in Carlin Resources up to September 20, 1996. At that date the Company's interest in Carlin Resources decreased to 38% and the equity method applied until April 30, 1997, and due to further disposition of Carlin Resources shares the application of the cost method thereafter. During the year ended December 31, 1998, the Company divested all of the remaining shares of Carlin Resources.

The Company's 25% interest in the Ivanhoe joint venture (note 4(a)) has been accounted for by the proportionate consolidation method. All significant intercompany accounts and transactions have been eliminated upon consolidation.

The Company's operations are in the mining exploration and development industry and are conducted primarily in the United States of America.

b)   CASH & CASH EQUIVALENTS

For the purpose of these consolidated financial statements, the Company considers all investments in commercial paper and other highly liquid investments which are readily convertible to cash and with a maturity date within three months of purchase, to be cash equivalents. The Company follows a policy of diversifying its investments in different government and industry sectors.

c)   INVESTMENT

Investment is carried at the lowest cost or quoted market value.

                       CORNUCOPIA RESOURCES LTD.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Stated in United States Dollars)

2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(d)  RESOURCE ASSETS

Property acquisition costs, which include financing costs, are deferred until the property to which they relate is placed into commercial production, sold or abandoned. These costs will be charged to future operations on a unit-of-production basis following commencement of commercial production using estimated recoverable reserves of the principal property as the base, or written down if the property is sold, abandoned or there is an impairment in value.

Where the Company enters into agreements for the acquisitions of interest in mining properties which provide for periodic payments, such amounts unpaid are not recorded as a liability since they are payable entirely at the Company's discretion. Such payments, when made are recorded as a cost of the property to which they relate. If unpaid, such non-payment will result in the write-off of the related investment in mining properties.

Exploration costs incurred during the search for new ore bodies are deferred and will be charged to future operations on a unit-of-production basis following commencement of production. If the property is abandoned or sold or there is an impairment in value, the exploration costs will be charged to operations.

(e)  RECLAMATION

Post closure reclamation and site restoration costs are estimated based upon regulatory and environmental requirements and are accrued over the life of the mine. Expenditures relating to environmental, reclamation and restoration programs are expensed as determinable [see note 10(b)].

(f)  FOREIGN CURRENCIES

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities stated in Canadian dollars are translated at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the rate in effect on the dates of the related transactions. Revenues and expenses are translated at rates approximating exchange rates in effect at the time of the transactions. Gains or losses arising on conversion of foreign currency transactions are included in income in the period they occur.

(g)  SHARE CAPITAL

Shares issued for other than cash consideration are valued at the quoted price on the Toronto Stock Exchange on the date the agreement to issue the shares was reached.

(h)  LOSS PER SHARE

The loss per share is computed on the basis of the weighted average number of shares outstanding during the year. Fully diluted loss per share is not presented as the effect of outstanding convertible instruments is anti-dilutive.

(i)  COMPARATIVE FIGURES

Where necessary, prior year figures have been reclassified to conform with the current period's presentation.

(j)  USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, such as the recoverability of resource assets and liabilities, including the determination of reclamation obligations, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       CORNUCOPIA RESOURCES LTD.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Stated in United States Dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(k)  FINANCIAL INSTRUMENTS

In prior years, the Company used forward sales agreements for the purpose of managing its anticipated gold sales. These financial instruments were accounted for as hedges of anticipated transactions and are not recorded on the balance sheet of the Company. Gains and losses from these contracts have been recorded in income in the same period as production is delivered to meet the commitments. As at December 31, 1998, the Company had no forward sales agreements outstanding.

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate fair values due to the relatively short period to maturity of the instruments. The market value of investment, based on quoted market price, is not materially different from carrying value.

3.   CAPITAL ASSETS

---------------------------------------------------------------------------------------------------------------------
                                                December 31, 1998                       December 31, 1997
---------------------------------------------------------------------------------------------------------------------
                                                   Accumulated    Net Book                Accumulated     Net Book
                                          Cost     Depreciation    Value        Cost      Depreciation     Value
CAPITAL ASSETS                             $            $            $            $            $             $
---------------------------------------------------------------------------------------------------------------------

Buildings, leasehold improvements          12,088       9,937       2,151       12,088         5,810         6,278
Drilling, field equipment and                   -           -           -            -             -             -
vehicles
Furniture, fixtures, and office           212,163     202,613       9,550      212,163       155,325        56,838
equipment
---------------------------------------------------------------------------------------------------------------------

                                         $224,251    $212,550     $11,701     $224,251      $161,135       $63,116
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

4.   RESOURCE ASSETS

---------------------------------------------------------------------------------------------------------------------
                                                   Acquisition      Deferred     December 31,    December 31,
                                                      Costs         Expenses         1998            1997
EXPLORATION PROPERTIES                                  $              $              $               $
---------------------------------------------------------------------------------------------------------------------

Ivanhoe Property (a)                                     1          1,874,891      1,874,892       1,874,892
Mineral Ridge Mine (b)                                 --                  --             --      14,835,922
Other Properties                                         4                 --              4               4
---------------------------------------------------------------------------------------------------------------------

                                                        $5         $1,874,891     $1,874,896     $16,710,818
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

o
(a)  IVANHOE PROPERTY

At December 31, 1998, the Company's principal and only active mining asset is its interest in the Ivanhoe Property (note 12) in Nevada's Carlin Trend. The Company holds a 25% interest in the Ivanhoe Property in Nevada where mining of the Hollister deposit ceased in May 1992, and reclamation activities continued thereafter.

Newmont Exploration Limited ("Newmont") the former joint venture partner, conducts all reclamation, which consisted primarily of rinsing the heaps, monitoring the site, constructing extensive diversion ditches and re-shaping waste stock piles. Newmont submitted a formal reclamation and closure plan to the State of Nevada, Bureau of Land Management (the "BLM") in March 1997, and began a more extensive program. The budget for the complete reclamation plan through to December 2004, is estimated to be $5,900,000.

The Company, Newmont and Great Basin, ratified a purchase agreement on August 13, 1997, whereby their respective interests in the Ivanhoe Property were transferred to a joint venture. Under the terms of the agreement, Newmont transfered its 75% interest in the Ivanhoe Property to Great Basin in consideration for a $1,000,000 contribution to a reclamation fund. Immediately thereafter, the Company and Great Basin entered into a joint venture agreement whereby Great Basin must spend $5.0 million in exploration and related expenditures by August 12, 1999. As at December 31, 1998, Great Basin has earned a 75% interest in the property by incurring expenditures totaling $5 million.

                       CORNUCOPIA RESOURCES LTD.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Stated in United States Dollars)


4.   RESOURCE ASSETS  (cont'd)

Reclamation spending surpassed the $4,500,000 level in June 1998, after which the parties are each required to contribute funds to the reclamation fund on an equal basis until a total of $6,000,000 has been spent. Reclamation costs in excess of $6,000,000 will be paid 75% by Newmont and 25% pro rata by the Company and Great Basin. The terms of the joint venture agreement between the Company and Great Basin allow for Great Basin to repay reclamation cash calls on behalf of the Company.

(b)  MINERAL RIDGE MINE

------------------------------------------------------------------------------
                                               December 31,      December 31,
                                                       1998              1997
RESOURCES ASSETS                                          $                 $
------------------------------------------------------------------------------

Deposits/Bonds                                          --         1,056,700
Capital Assets, net                                     --           484,751
Land/Options                                            --         1,428,616
Deferred Royalties                                      --           127,354
Deferred Exploration                                    --         4,298,803
Deferred Construction Costs                             --        12,271,104
Net Smelter Revenue                                     --        (7,612,719)
Deferred Financing Costs                                --                --
Other Capital Costs                                     --         2,781,313
------------------------------------------------------------------------------

                                                        --       $14,835,922
------------------------------------------------------------------------------
------------------------------------------------------------------------------

The Company acquired its interest in the Mineral Ridge property in April 1993, pursuant to an agreement with Mary Mining Company, Inc., a Florida corporation, and in August 1995, acquired an option from BenguetCorp. USA, Inc. on other contiguous mining properties.

Construction of the mine and related facilities commenced in 1996, with the first gold poured June 1997. Construction delays, depressed gold price and problems associated with water supply and ore processing led the Company to default on the covenants and repayment provisions of its Mine Debt Financing Facility. Mining operations were suspended in November 1997, after which the Company engaged in discussions with several parties to sell the Mineral Ridge Mine.

On October 21, 1998, Vista Gold Corp. ("Vista Gold") of Denver, Colorado purchased all of the shares of Cornucopia's wholly-owned subsidiary Mineral Ridge Resources Inc. ("Mineral Ridge") which holds and operates the Mineral Ridge Gold Mine in Esmeralda County, Nevada. As consideration, the Company received 1,562,500 common shares of Vista valued at $250,000 and in connection with the transaction, Vista subscribed to a private placement of 2,777,777 Common Shares of Cornucopia valued at $250,000. As at December 31, 1998, the Company wrote down its investment to market value, being $234,305.

The transaction, included an agreement between Vista Gold and Dresdner Kleinwort Benson to restructure the Mine Debt Financing Facility, which at the date of the transaction totaled $14.0 million including accrued interest. Roberts & Schaefer Company, D. H. Blattner & Sons and Mary Mining Company also agreed to settlements of outstanding amounts.

Annually, the Company reviews the carrying values of its portfolio of mining properties and exploration properties. During 1997, it was determined that certain resource assets had suffered a permanent impairment in value and therefore were written down to their estimated net recoverable amounts.

5.   MINE DEBT FINANCING FACILITY

On January 17, 1997, the Company entered into a loan agreement with Dresdner Kleinwort Benson for senior secured loan facilities to be used for the construction, development, and mining of ore from the Mineral Ridge Mine. Advances totaling $13,000,000 were made under the agreement.

                       CORNUCOPIA RESOURCES LTD.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Stated in United States Dollars)


5.   MINE DEBT FINANCING FACILITY (cont'd)

The Mine Debt Financing Facility contemplated that the Company's 100% share holdings in Touchstone Resources Company be pledged as security for the Company's indebtedness. The facility also provided for guarantees by the parent company, Cornucopia Resources Ltd.

Upon the sale of Mineral Ridge Resources Inc. to Vista Gold, a release was obtained from the bank for the indebtedness and from the pledges and guarantees made by Cornucopia Resources Ltd., Cornucopia Resources Inc. and Touchstone Resources Company. Release was also obtained from the letter of credit obligation in the amount of $1,089,242 which had been used to finance construction of power lines and ancillary electrical distribution equipment at the Mineral Ridge Mine.

As part of the Vista Gold transaction, approval was sought and granted to reprice the warrants held by Dresdner Kleinwort Benson to purchase 1,750,000 Common Shares, to C$0.20 at any time until December 31, 2001.

6.   SHARE CAPITAL

(a)  SHARES AUTHORIZED, ISSUED AND OUTSTANDING

Authorized:
100,000,000 preferred shares without par value, with rights to be determined upon issue.
200,000,000 Common Shares authorized, without par value.

------------------------------------------------------------------------------------------
                                          Number of    Average Price           Value of
                                            Shares       per Share              Share
ISSUED AND OUTSTANDING:                                      $                 Capital
                                                                                  $
------------------------------------------------------------------------------------------
Balance, January 1, 1996                 26,290,340                          23,586,524
- issued for cash                         8,767,700        1.339             11,741,248
------------------------------------------------------------------------------------------

Balance, December 31, 1996               35,058,040                          35,327,772
- issued for cash                         3,498,000        0.715              2,501,535
------------------------------------------------------------------------------------------

Balance, December 31, 1997               38,556,040                          37,829,307
- issued for services                       107,500        0.200                 21,500
- issued for services                       150,517        0.123                 18,559
- issued for cash                         2,777,777        0.090                250,000

------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998               41,591,834                         $38,119,366
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

(b)  STOCK INCENTIVE PLAN

The Company has a Stock Incentive Plan (the "Plan") which was adopted in June 1988. The Plan consists of a Share Purchase Plan, a Share Option Plan and a Share Bonus Plan, the terms of which, as amended, are described below.

The aggregate maximum number of shares which the Company may at any time reserve for issuance under the Plan was 4,750,000 as at December 31, 1998.

Under the Share Purchase Plan participants who are full-time employees and have one year of continuous service, may contribute up to 10% of their annual basic salary to the plan for the purpose of purchasing Common Shares of the Company. The Company will contribute an amount equal to one-sixth of the participant's contribution during the first year of participation and one-third in subsequent years. At the end of each calendar quarter, participants are issued Common Shares based on the contributions made to date, with delivery of the shares to the participants six months after issue.

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


6.   SHARE CAPITAL (cont'd)

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

(c)  GRANT OF OPTIONS

As at December 31, 1998, there were an aggregate of 3,160,000 stock options outstanding (December 31, 1997; 2,275,000) granted to directors, officers and employees of the Company.

The following table summarizes the options granted under the Plan, and outside of the Plan, to directors and employees of the Company for the purchase of Common Shares at various exercise prices. Stock options are granted at exercise prices based on the closing market price of the Company's shares on the day before the grant.


   ----------------------------------------------------------------------------------------------------------------------
   OPTIONS GRANTED                                               OPTIONS               OPTIONS         NUMBER OF OPTIONS
                                                               OUTSTANDING           OUTSTANDING          OUTSTANDING
                     EXERCISE PRICE                            INSIDE THE            OUTSIDE THE
   YEAR GRANTED               (C $)           EXPIRY DATE   STOCK OPTION PLAN     STOCK OPTION PLAN          TOTAL
   ----------------------------------------------------------------------------------------------------------------------
   1995                      $ 0.68       January 4, 2000              175,000                                   175,000

   1996                      $ 0.68       January 4, 2001              873,000                                   873,000

   1997                      $ 0.68      February 2, 2002               12,000                                    12,000
                               0.68     February 27, 2002              300,000                                   300,000
                               0.68          May 20, 2002               35,000                                    35,000
                               0.68         June 19, 2002              250,000                                   250,000

   1998                       $0.26       January 4, 2003               50,000                                    50,000
                               0.15     November 17, 2003              100,000                                   100,000
                               0.15     September 9, 2003                                1,365,000             1,365,000


   ----------------------------------------------------------------------------------------------------------------------
                                                                     1,795,000           1,365,000             3,160,000
   ----------------------------------------------------------------------------------------------------------------------
   ----------------------------------------------------------------------------------------------------------------------

On September 10, 1998, the Board of Directors resolved that an aggregate of 1,415,000 new stock options, of which 50,000 have been subsequently canceled, be granted to directors and employees of the Company to reflect the current market price of the Company's shares, at an exercise price of C$0.15 per share expiring September 9, 2003, and that the new options would be granted outside of the Plan. The Company received notice from the Toronto Stock Exchange that the options were not approved until such time that the Company received a favorable disinterested vote of the shareholders at the upcoming Annual and Extraordinary General Meeting.

A summary of the Company's outstanding stock option transactions as at year ended December 31, is as follows:


-----------------------------------------------------------------------------------------------------------
                                                         1998                1997              1996
-----------------------------------------------------------------------------------------------------------
Outstanding  at beginning of year (Share  Option
Plan)                                                2,275,000           2,303,000           950,000
Granted                                                150,000             992,000         1,675,000
Exercised                                                   --                  --          (222,000)
Cancelled or expired                                  (630,000)         (1,020,000)         (100,000)
                                                  ---------------------------------------------------------
Outstanding at end of year (Share Option Plan)       1,795,000           2,275,000         2,303,000

Granted on September 10, 1998 (Outside the Plan)     1,415,000                  --                --
Cancelled or expired                                   (50,000)                 --                --
                                                  ---------------------------------------------------------
Outstanding at end of year (Outside the Plan)        1,365,000                  --                --
-----------------------------------------------------------------------------------------------------------
Total Stock Options Outstanding                      3,160,000           2,275,000         2,303,000
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

                       CORNUCOPIA RESOURCES LTD.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Stated in United States Dollars)


6.       SHARE CAPITAL (cont'd)

As at December 31, 1998, there were an aggregate of 3,160,000 stock options outstanding, of which 2,325,000 were granted to the directors of the Company. During the years ended December 31, 1998 and 1997, there were no options exercised. During the year ended December 31, 1996, there were a total of 222,000 options exercised at prices ranging between C$0.87 and C$1.75 per share.

(d)  SHARE PURCHASE WARRANTS

As at December 31, 1998, the following share purchase warrants were outstanding:

----------------------------------------------------------------------------
  NUMBER OF SHARES     EXERCISE PRICE            EXPIRY DATE
----------------------------------------------------------------------------
                             C$
       900,000              2.65               March 4, 1998    (expired)
     3,025,000              2.75                May 15, 1998    (expired)
     1,199,000              1.50                May 15, 1998    (expired)
     1,100,000              1.25              March 26, 1998    (expired)
     1,750,000              0.20           December 31, 2001

----------------------------------------------------------------------------

(e)  SHAREHOLDER PROTECTION PLAN

On August 18, 1992, the Company adopted a Shareholder Protection Rights Plan Aagreement and amended on July 16, 1996, (the "SPRPA") which will remain in effect for ten years. Under the SPRPA, one right is issued in respect of each Common Share outstanding and each Common Share issued thereafter. Each right entitles the holder to purchase one Common Share at a 50% discount to the market. After a person acquires 10% or more of the voting shares of the Company or announces an intention to do so, the rights become exercisable. The rights are not triggered by a bid which is made to all shareholders in accordance with relevant securities legislation.

7. DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN CANADA AND THE UNITED STATES

(a) For purposes of United States generally accepted accounting principles, the Company would have adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". Statement 109 requires companies to account for income taxes by an asset and liability method. As indicated in note 8, the Company has significant unrecognized loss carry forwards for income tax purposes. As it is not more likely than not as to the utilization of the loss carry forwards, the benefit attributable thereto would be fully offset by the valuation allowance. Accordingly, the adoption of Statement No. 109 does not result in a material difference for accounting purposes.

(b) Under United States accounting principles the value attributable to the Common Shares issued for services and non-cash transactions would be excluded from operating, financing, and investing activities in the consolidated statement of changes in financial position and reported separately. The value attributed to the shares received on the sale of the Company's subsidiary would also be excluded.

(c) Under United States accounting principles the $16,000,000 writedown of resource assets relating to the Mineral Ridge Mine in 1997 would have been calculated using discounted cash flow methods. Under such calculation methods using a discount rate of 4% per annum an additional provision of $900,000 would have been recorded. Due to the sale of the Mineral Ridge Mine in 1998, the Company would have recorded an additional $900,000 gain on sale of resource assets.

(d) Under United States accounting principles, the Company's interest in the Ivanhoe joint venture (note 4 (a)) would be accounted for by the equity method. If applied, this difference would not impact the reported earnings or shareholders' equity.

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

                       CORNUCOPIA RESOURCES LTD.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Stated in United States Dollars)


7. DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN CANADA AND THE UNITED STATES (cont'd)

     The effect of the difference between accounting principals generally accepted in Canada and the United States on the statement of operations is summarized as follows:

----------------------------------------------------------------------------------------
                                                        DECEMBER 31,
                                         1998               1997                1996
----------------------------------------------------------------------------------------
Loss for the period under
Canadian GAAP                          $(707,607)       $(18,464,625)       $(2,610,635)

Adjustment for writedown of
resource assets (note 7(c))                   --            (900,000)                --

Adjustment for sale of Mineral
Ridge Mine (note 7(c))                   900,000                  --                 --
----------------------------------------------------------------------------------------

Net income (loss) for the period,
under U.S. GAAP                         $192,393        $(19,364,625)       $(2,610,635)

----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

Net income (loss) per share,               $0.00              $(0.52)             $0.09)
under U.S. GAAP
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

8.   INCOME TAXES

The Company's operations are primarily in the United States. Tax benefits related to losses of prior years are not recognized in the statements of operations and deficit due to the uncertainty of their realization.

At December 31, 1998, the Company had net operating loss carry forwards for United States income tax purposes of approximately $4,000,000 which, if not utilized to reduce United States taxable income in future periods, expires through 2011. Of this amount, approximately $945,000 can only be utilized against future taxable income of a non-operating subsidiary and will begin to expire in the year 2001.

At December 31, 1998, the Company had net operating losses for Canadian income tax purposes carried forward of approximately C$10,900,000 which, if not utilized to reduce Canadian taxable income in future periods, will expire during the years 1999 to 2004.

9.   RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere are as follows:

(a)  The Company paid $145,488 in 1998, (year ended: 1997 - $155,530; 1996 -
     $158,474) to Glencoe Management Ltd. (Glencoe), a company controlled by an officer and director, in return for consulting services.

(b) The Company paid $nil in 1998, (year ended: 1997 - nil; 1996 - $11,005) to 7557 Management Group Ltd., a company controlled by an officer and director, in return for consulting services provided by two officers.

(c)  The Company paid $14,192 in 1998, (year ended: 1997 - $23,041: 1996 - nil)
     to Anacortes Management Inc., a company controlled by an officer, in return for consulting services.

(d) The Company incurred legal fees of $60,570 in 1998, (year ended: 1997 - $155,758; 1996 - $74,217) to DuMoulin Black, a firm in which a director of the Company is a partner.

(e) During the year ended December 31, 1998, the Company sold 1,227,806 shares of Carlin Resources to an officer and director of the Company. The Company also sold 1,333,333 shares of Carlin Resources to a director of the Company. For the above transactions, the Company sold the shares at C$0.015 per share which approximated the market value at the date of sale.

(f)  The Company paid $1,445 in 1998, (year ended: 1997 - $2,341: 1996 - $954)
     to David Williamson Associates Limited, a company controlled by a director in return for consulting services.

                       CORNUCOPIA RESOURCES LTD.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Stated in United States Dollars)


10.  COMMITMENTS AND CONTINGENCIES

(a)  LEASE COMMITMENTS

The Company leases certain office premises and equipment under operating lease arrangements. Minimum rental expense under such arrangements amounted to approximately $87,615, $111,000, and $106,000 for fiscal 1998, 1997 and
1996, respectively. Future minimum lease commitments under such arrangements will be approximately $13,350 and $764 for fiscal 1999 and 2000, and nil thereafter.

(b) PROVISION FOR SITE RESTORATION

The budget for the complete reclamation and closure plan for the Hollister Mine on the Ivanhoe Property through to December 2004, is estimated by Newmont to be $5,900,000 (note 4(a)). Of the $5,900,000, $465,000 of the reclamation liability exists for the Company, which has not been recorded in the accounts of the Company. However, the joint venture agreement with Great Basin provides for Great Basin to make payments on Touchstone's behalf.

(c)  AGREEMENTS

The services of Andrew F. B. Milligan, a director, President and Chief Executive Officer of the Company, are provided to the Company pursuant to a Consultant/Management Agreement with Glencoe dated December 1, 1991, and amended on December 19, 1992, June 29, 1994, June 1, 1995 and May 20, 1998. Mr. Milligan is the principal shareholder of Glencoe. The agreement includes provisions by which Mr. Milligan is entitled to receive an amount equal to three years' management fees, and to participate in all employee insurance and benefit plans in place for a period of up to three years if the Company should terminate the agreement or the employment of Mr. Milligan without cause. In order to facilitate the reorganization contemplated herein, Mr. Milligan has agreed that in the event the reorganization described in note 12 receives all required approvals, effective June 1, 1999, Glencoe will accept a 44.4% reduction in salary and the substitution of a 3 year fixed term employment contract in lieu of the three year severance provisions of the current Consultant/Management Agreement. As consideration, for relinquishing these benefits, Glencoe will be granted 400,000 warrants to purchase 400,000 Common Shares of the Company on a post-consolidation basis at a price of C$0.50, in addition to any other options to which Mr. Milligan may be entitled in his continuing capacity as a director and officer of the Company.

(d)  LEGAL

The Company is from time to time involved in various legal proceedings of a character normally incidental to its business. The Company does not believe adverse decisions in any pending or threatened proceedings, or any amounts which it may be required to pay by reason thereof, will have a material adverse effect on the financial condition of the Company.

(e)  YEAR 2000

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effect of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers or other third parties, will be fully resolved.

11.  SEGMENTED INFORMATION

During the year, the Company adopted the new recommendation of the Canadian Institute of Chartered Accountants with respect to segmented disclosure. The Company believes it conducts its business in a single operating segment being the exploration and development of mineral properties. For each of the years presented, all resource properties were located in the United States and product sales were earned from sources in the United States.

                       CORNUCOPIA RESOURCES LTD.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Stated in United States Dollars)


12.  SUBSEQUENT EVENTS

Subsequent to year end, the Company announced that it had entered into arrangements with arm's length parties which will result in a substantial reorganization of the Company and its business. The reorganization, which is subject to requisite regulatory and shareholder approvals, will involve: the sale of the Company's primary asset, its joint venture interest in the Ivanhoe Property in the State of Nevada, a consolidation of its authorized and issued Common Share capital, the acquisition of a new business, and a change of name and restructuring of the Board of Directors of the Company.

The costs associated with the Company's 25% interest in the Ivanhoe Joint Venture have been carried by Great Basin. In the absence of funds to maintain this position in the future, however, the Company's interest would have been subject to progressive dilution. The likelihood of the Company funding its share of the substantial costs associated with the anticipated drilling program at Ivanhoe was assessed to be remote. The Company has therefore made the decision to exchange its direct interest in the Ivanhoe Property for a significant equity interest in Great Basin.

As a first step in the reorganization, the Company entered into an agreement with Great Basin, its joint venture partner, pursuant to which the Company's interest in the Ivanhoe Property will be sold in exchange for 2,750,000 common shares at a deemed price of C$1.25 per share and 250,000 warrants of Great Basin, exercisable to purchase an additional 250,000 shares at C$2.00 per share for one year. Resale of the shares issued in consideration for the Company's interest will be restricted, by agreement, for a period of twelve months. The Company has agreed to a voting trust in favour of Great Basin management for a period of two years and will be given representation on the board of directors of Great Basin. As well, the Company will have the right to participate in future financings of Great Basin in order to maintain its equity interest. In addition to the regulatory and shareholder approvals, completion of the purchase and sale is subject to satisfactory due diligence review.

The Company has also announced it has reached an agreement in principle for the acquisition of a privately-held Internet investment research provider, Stockscape Technologies Ltd. The acquisition will be accomplished by the issuance of 10,000,000 post-consolidation shares of the Company at a deemed price of C$.50 per share for aggregate consideration of C$5,000,000 and is conditional upon the completion of due diligence and the execution and delivery of definitive documentation. These shares will be subject to trading restrictions under United States Securities legislation for a minimum of two years.

Further conditions precedent to the acquisition are a consolidation of the Company's Common Share capital on the basis of ten old for one new, a change of name of the Company, restructuring of the Board of Directors and commitments for a financing of up to 4,000,000 units of the Company to be completed contemporaneously with the acquisition.

The 4,000,000 unit financing will be done on a post-consolidation basis at C$0.50 per unit to raise maximum proceeds of C$2,000,000. Each unit will consist of one Common Share and two share purchase warrants. One share purchase warrant will be exercisable in the first year to acquire one additional Common Share in the capital of the Company at C$0.65. The second warrant will be exercisable for a period of two years to acquire one additional Common Share at C$0.95. The warrants will have forced conversion features.

CORNUCOPIA RESOURCES LTD.
PART III

--------------------------------------------------------------------------------

ITEM 10:      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant's Board of Directors has a Compensation Committee and is required to have an Audit Committee. Members of these committees are as set out in the chart below. The names, ages, positions, offices with the Registrant, business experience, and periods of service of all directors and executive officers are also listed below:

Name                                       Age     Position with Registrant
--------------------------------------- ---------- -----------------------------------------------------------------------------
CURRENT DIRECTORS AND OFFICERS

Sargent H. Berner (1)(2)                   58      Director since October 1990; Corporate Secretary from May 1990 to June 1992.

Andrew F. B. Milligan (1)                  74      Director since November 1986; Chairman of the Board from April 1987 to June
                                                   1989; President and Chief Executive Officer from November 1986 to April
                                                   1987 and since September 1991.

Charles J. G. Russell (1)(2)               65      Director since July 1991.

Stephen R. Sopher (2)                      64      Director since March 1990.

David R. Williamson                        57      Director since October 1989.

Glenn H. Friesen                           42      Chief Financial Officer since February 1998;
                                                   Corporate Controller since May 1997.

Karyn E. Bachert                           47      Corporate Secretary since June 1992;
                                                   Assistant Secretary from November 1988 to June 1992.

PAST DIRECTORS AND OFFICERS

David S. Jennings                          56      Resigned as a Director in January 1999.  Director since June 1986.
                                                   Vice President, Exploration from September 1991 to February 1996.

Robert F. Dunlop                           69      Resigned as a Director in February 1998; Director since May 1995.

James A. Currie                            45      Resigned in February 1998; Executive Vice President since May 1997; and
                                                   Vice President of Mining from December 1995 to May 1997.  Director of
                                                   Touchstone Resources Company from May 1998 to November 1998.

Bobbi-Jo (B. J.) Gordon                    41      Resigned in January 1998; Vice President of Finance and Chief Financial
                                                   Officer from February 1997 to January 1998.

Nathan A. Tewalt                           37      Director of Touchstone Resources Company from May 1997 to January 1999;
                                                   Vice President, Exploration from March 1996 to May, 1997.

(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee
     (see Item 11 - "Board Compensation Committee Report on Executive Compensation").

The Registrant's Board is elected at each Annual General Meeting and holds office until the next meeting of shareholders or until their successors are appointed. Executive officers are appointed by the Registrant's Board to serve until terminated by the Registrant's Board or until their successors are appointed.

BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS

CURRENT DIRECTORS

SARGENT H. BERNER is a partner of DuMoulin Black, a law firm in Vancouver, British Columbia. Mr. Berner is also a director of Aurizon Mines Ltd., Cream Minerals Ltd., Emperor Gold Corporation, Sultan Minerals Inc. and Valerie Gold Resources Ltd. which are Vancouver-based companies listed on the Vancouver Stock Exchange. Aurizon Mines Ltd. is also listed on the Toronto and Montreal stock exchanges. Aurizon Mines Ltd. has a class of securities registered pursuant to Section 12 of the United States Securities Exchange Act of 1934 (the "Exchange Act"), or subject to the requirements of Section 15(d) of the Exchange Act.

ANDREW F. B. MILLIGAN, a business executive, has been President and Chief Executive Officer of the Company since September 1991. Mr. Milligan was Chairman of the Company from April 1987, to June 1989, and was President of the Company from November 1986, to April 1987. Mr. Milligan also was Chairman of Carlin Resources Corp. from November 1994, to June 1997, and was a director of Carlin Resources Corp. from November 1994, to January 1998, and he is also a director of Advanced Projects Limited and Lysander Gold Corporation, all of which are Vancouver-based mining companies with shares listed on the Vancouver Stock Exchange.

CHARLES J. G. RUSSELL, is currently a director of Polymet Mining Corp., Lysander Gold Corporation, Carlin Resources Corp., and Quartz Mountain Gold Corp. Previously, Mr. Russell was Vice-President of Ivanhoe Capital Corporation from 1993 to 1995; President of Diamond Fields Resources Ltd. from 1993 to 1994; Senior Vice-President and a director of Galactic Resources Ltd. from 1987 to 1992; a Vice-President and General Manager of St. Lawrence Fluospar Ltd. from 1985 to 1987; General Manager, San Martin Mining, Reasearch and Investment Co. Ltd., Kenya from 1984 to 1985; General Manager, Ashanti Gold Fields Corporation, Ghana from 1980 to 1983; and General Manager, National Iron Ore Co. Ltd., Liberia from 1975 to 1980. Polymet Mining Corp., Carlin Resources Corp. and Lysander Gold Corp. shares listed on the Vancouver Stock Exchange. Quartz Mountain Gold Corp. is listed on The Canadian Unlisted Exchange

STEPHEN R. SOPHER is a professional geologist and a private investor. Mr. Sopher was President and C.E.O. of Lysander Gold Corporation from May 1995, to June 1997, and a director from January 1994, until September 1997. Mr. Sopher was Executive Vice President and a director of TVX Gold Inc. from January 1991, to September 1992. Prior to the merger of TVX Gold Inc. with Inco Gold Ltd. in early 1991, Mr. Sopher was Vice President Exploration of Inco Exploration and Technical Services, Inc. He joined Inco Limited in 1961 and in 1970 was transferred to Brazil to organize and manage Inco's exploration program and in 1987 he became Managing Director, South America. Mr. Sopher is a registered Professional Engineer of Ontario, member of the American Institute of Mining, Metallurgical and Petroleum Engineers, Inc. and also the founding member of the Brazil-Canada Chamber of Commerce. Mr. Sopher is also a director of Consolidated Logan Mines, which is listed on the Vancouver Stock Exchange.

DAVID R. WILLIAMSON, a mining engineer and business executive, is principal of his own business, David Williamson Associates Limited, financial consultants to the mining industry and publishers of International Mining Review, based in London, England. In 1982 Mr. Williamson joined Shearson Lehman Hutton and formed their metals and mining research team. From 1987 to 1989 he held the positions of Executive Director of Shearson Lehman Hutton and director of Metals and Mining Research for Shearson Lehman Hutton Commodities. He is also a former governor of the Camborne School of Mines in England. Mr. Williamson is a director of Crown Resources Corporation, Asia Pacific Resources Ltd. and Crew Development Corporation, which are publicly traded mining companies listed on Nasdaq and the Toronto Stock Exchange.

PAST DIRECTORS

DAVID S. JENNINGS, a geologist and business executive, director of the Registrant from June 1986, to January 1999, and Vice President, Exploration of the Company from September 1991, to February 28, 1996. Dr. Jennings has been president of Farallon Resources Ltd. since July 1991, and also has been President and Chief Executive Officer of Quartz Mountain Gold Corp. since May 1988, and was Vice President of Carlin Resources from November 1994, to February 29, 1996. Dr. Jennings is also a director of Quartz Mountain Gold Corp., which is listed on The Canadian Unlisted Exchange and Farallon Resources Ltd., Zim-Gold Resources Ltd., B.A.S.M. Resources Ltd. and Advanced Projects Limited, which are Vancouver based-companies with shares listed on the Vancouver Stock Exchange.

ROBERT F. DUNLOP resigned as a director in February 1998. Mr. Dunlop was formerly Deputy Chairman of Lonrho plc, the UK conglomerate which has significant mining interests in Africa, including a 37% holding in Ashanti Goldfields in Ghana and a 72% holding in Western Platinum in South Africa. Currently he is also a director of Companhia do Pipeline Mocambique-Zimbabwe Limitada.

CURRENT OFFICERS

GLENN H. FRIESEN is a Certified General Accountant and has been Chief Financial Officer of the Company since February 1998, and Corporate Controller from May 1997, to February 1998. Mr. Friesen was Chief Financial Officer of Power Smart Inc. from 1991 to 1996 and Controller of Skyline Gold Corp. from 1989 to 1991. He was also employed in various accounting positions from 1981 to 1986 at Westar Mining Ltd.

KARYN E. BACHERT has been Corporate Secretary of the Company since June 1992, and was Assistant Secretary of the Company from November 1988, to June 1992. Ms. Bachert has been employed by the Company since January 1987. Ms. Bachert was Corporate Secretary of Carlin Resources Corp. from November 1994, to June 1997.

PAST OFFICERS

JAMES A. CURRIE is a mining engineer with 18 years experience in the mining industry, and principal of his own business, Anacortes Management Ltd., providing consulting to the mining industry. Mr. Currie was Executive Vice President of the Company from June 1997, to February 1998, and Vice President, Mining of the Company from December 1994, to June 1997, and remained a director of Touchstone Resources Company until November, 1998. Prior to his appointment with the Company, he was employed by Placer-Dome Inc., Fording Coal Ltd. and Noranda Mines Ltd. in various capacities and more recently has been Vice President, Operations for Queenstake Resources Ltd. (1989-1991) and Manager, Technical Services for Galactic Resources Ltd. (1991-1993).

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

SUMMARY OF EXECUTIVE COMPENSATION

Between 1996 and 1998, there were five executive officers of the Company:
Andrew F. B. Milligan, James A. Currie, Bobbi-Jo Gordon, Glenn H. Friesen and James M. Carter. The following table sets forth certain summary information concerning the compensation awarded to, earned by, or paid to the Chief Executive Officer and those executive officers of the Company whose combined salary and bonuses exceeded C$100,000 for services in all capacities to the Company during the years ended December 31, 1998, 1997 and 1996, (collectively, the "Named Executive Officers"). The aggregate value of other annual compensation paid to the Named Executive Officers during 1998 did not exceed 10% of the aggregate cash compensation set forth in the following table.

-------------------------------------------------------------------------------------------------------------------------------
                                                  SUMMARY COMPENSATION TABLE
                                                     ANNUAL COMPENSATION

                                                              SALARY       BONUS(1)       SECURITIES           ALL OTHER
NAME AND PRINCIPAL POSITION                      YEAR           $              $         UNDER OPTIONS      COMPENSATION (2)
-------------------------------------------------------------------------------------------------------------------------------

Andrew F. B. Milligan (3)                        1998        145,488          --            500,000                 --
President and Chief Executive Officer            1997        155,530          --             50,000(4)              --
                                                 1996        158,474        47,542          450,000                 --

James A. Currie (5)                              1998         14,192          --                --                  --
Executive Vice President                         1997        112,448          --            400,000                 --
and Chief Operating Officer                      1996        107,850        18,332           50,000                 --

Bobbi-Jo (B. J.) Gordon (7)                      1998         10,416          --               --                 84,237
Vice President, Finance and                      1997         88,604          --            150,000                 --
Chief Financial Officer                          1996            --           --               --                   --

James M. Carter (6)                              1998            --           --                --                  --
Executive Vice President and                     1997          5,400          --                --                  --
Chief Financial Officer                          1996        132,062        39,168          240,000                 --
-------------------------------------------------------------------------------------------------------------------------------

(1)  Granted in respect of performance in the previous year.

(2)  Represents amount paid or accrued under termination arrangement.

(3) The services of Mr. Milligan are provided under an Agreement dated December 1, 1991, as amended on June 1, 1995, and subsequently on May 20, 1998, extended to May 31, 1999, between the Company and Glencoe Management Ltd., a company owned and controlled by Mr. Milligan. (see Exhibit 20.4)

(4) This represents the repricing of the stock options of Mr. Milligan granted in 1995 and 1996. See "Table of Option and SAR Repricings" below.

(5) The services of Mr. Currie were provided under an Agreement dated November 17, 1997, between the Company and Anacortes Management Ltd. and terminated on February 6, 1998. Mr. Currie resigned his position as Executive Vice-President of the Company in February 1998, and remained a director of the Company's subsidiary Touchstone Resources Company until November 1998.

(6) The services of Mr. Carter were provided under an Agreement with the Company dated June 1, 1993, and amended June 1, 1995, which terminated January 31, 1997. All options held by Mr. Carter expired on June 30, 1997, pursuant to his termination agreement.

(7) The services of Ms. Gordon were provided under an agreement with the Company dated February 1, 1997. Ms. Gordon resigned her position as Vice-President, Finance and Chief Financial Officer of the Company in January 1998, and the stock option granted to her in 1997 expired in March 2, 1998.


STOCK INCENTIVE TRANSACTIONS DURING 1998

The following table sets out the details of all stock option grants to the Named Executive Officers during the most recently completed financial year. These stock options were granted outside of the Company's Stock Incentive Plan.

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                POTENTIAL REALIZABLE VALUE AT
                             NUMBER OF      PERCENT OF TOTAL                                    ASSUMED ANNUAL RATES OF STOCK
                             SECURITIES      OPTIONS GRANTED                                        PRICE APPRECIATION FOR
                             UNDERLYING      TO EMPLOYEES IN    EXERCISE        EXPIRATION              OPTIONS TERMS
NAME                      OPTIONS GRANTED      FISCAL YEAR        PRICE            DATE                5%             10%
-------------------------------------------------------------------------------------------------------------------------------

Andrew F.B. Milligan          500,000              39%           C$0.15     September 9, 2003       C$20,721      C$45,788

Glenn H. Friesen              115,000              9%            C$0.15     September 9, 2003       C$4,766       C$10,531

-------------------------------------------------------------------------------------------------------------------------------

Note: During 1998, a total of 150,000 options were granted under the Registrant's Stock Incentive Plan. These options were granted at an exercise price equal to the closing price of the Company's Common Shares on the Toronto Stock Exchange on the trading day immediately preceding the date of grant. As part of the corporate reorganization described in Item 1: "Significant Transactions of the Company" - (1) "Major Reorganization" and (3) "Acquisition of Stockscape Technologies Inc.", outstanding directors' and employees' options granted both under and outside of the Company's Stock Incentive Plan will be cancelled, and replaced by new incentive options to purchase post-consolidation shares at a price of C$0.50 per share to be granted under the new Stock Incentive

          Plan for which shareholder approval will be sought at the upcoming Annual and Extraordinary General Meeting. Details of the Stock Incentive Plan are included in the Registrant's Preliminary Proxy Materials, filed as Schedule 14a, dated March 26, 1999, incorporated in this doucment by reference.

AGGREGATED OPTIONS EXERCISED, EXPIRED OR SURRENDERED IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The following table sets out the details of all stock options exercised during the most recently completed financial year by the Named Executive Officers and the financial year end values of the stock options held by the Named Executive Officers.

------------------------------------------------------------------------------------------------------------------------------
                            SHARES     OPTIONS(1)
                          ACQUIRED       EXPIRED                    NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                             ON       SURRENDERED                 UNDERLYING UNEXERCISED         IN-THE MONEY OPTIONS AT
                           EXERCISE                    VALUE         OPTIONS AT 12/31/98                  12/31/98
NAME                         (#)           (#)       REALIZED    EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------------

Andrew F. B. Milligan         --           --           --       500,000 (3)      500,000           Nil             Nil

James A. Currie               --           --           --       400,000  2)         --             Nil             Nil

Glenn H. Friesen              --           --           --        35,000 (3)      115,000           Nil             Nil

------------------------------------------------------------------------------------------------------------------------------

(1)  During 1998 a total of 630,000 options either expired or were surrendered.

(2)  Option exercisable until May 1999.

(3)  As part of the corporate reorganization described in Item 1:
     "Significant Transactions of the Company" - (1) "Major Reorganization" and (3) "Acquisition of Stockscape Technologies Ltd.", outstanding directors' and employees' options granted both under and outside of the Company's Stock Incentive Plan will be cancelled, and replaced by new incentive options to purchase post-consolidation shares at a price of C$0.50 per share to be granted under the new Stock Incentive Plan for which shareholder approval will be sought at the Company's upcoming Annual and Extraordinary General Meeting. Details of the Stock Incentive Plan are included in the Registrant's Preliminary Proxy Materials, filed as Schedule 14a, dated March 26, 1999, incorporated in this doucment by reference.

STOCK OPTION REPRICINGS

Stock options are a significant component of the compensation received by the Named Executive Officers and serve to provide incentive to such individuals to act in the best interests of the Company and its shareholders. Since the market price of the Company's shares was well below the exercise price, the stock options ceased to offer the desired incentive and were repriced.

The following table sets forth stock options of Named Executive Officers which were repriced under the Company's Stock Option Plan or otherwise during the preceding three years.

                                        TABLE OF OPTION AND SAR REPRICINGS
------------------------------------------------------------------------------------------------------------------------------
                                                        MARKET PRICE OF
                                          SECURITIES     SECURITIES AT     EXERCISE PRICE                      LENGTH OF
                                             UNDER          TIME OF          AT TIME OF                     ORIGINAL OPTION
                                         OPTIONS/SARS     REPRICING OR      REPRICING OR    NEW EXERCISE   TERM REMAINING AT
                             DATE OF      REPRICED OR      AMENDMENT         AMENDMENT          PRICE      DATE OF REPRICING
NAME                         REPRICING    AMENDED (#)    (C $/SECURITY)    (C $/SECURITY)  (C $/SECURITY)     OR AMENDMENT
------------------------------------------------------------------------------------------------------------------------------

Andrew F. B. Milligan        Oct 21-97      500,000          $0.68             $1.75/           $0.68          2 1/4 years/
                                                                               $1.69(1)                        3 1/4 years(1)

James A. Currie              Oct 21-97      400,000          $0.68             $1.06/           $0.68          4 1/2 years(2)
                                                                               $0.80(2)

Bobbi-Jo (B.J.) Gordon       Oct 21-97      150,000          $0.68             $1.08            $0.68          4 1/4 years

Glenn H Friesen              Oct 21-97       35,000          $0.68             $0.95            $0.68          4 1/2 years
------------------------------------------------------------------------------------------------------------------------------

(1) Two stock options were repriced, one exerciseable for 50,000 shares at C$1.75 per share expiring on January 4, 2000; and one exerciseable for 450,000 shares at C$1.69 per share expiring on January 4, 2001.

(2) Two stock options were repriced:, one exerciseable for 150,000 shares at C$1.06 per share expiring on February 27, 2002; and one exerciseable for 250,000 shares at C$0.80 per share expiring on June 19, 2002.

COMPENSATION OF DIRECTORS

The Company pays outside directors a fee of C$650 for each meeting attended, in person or by telephone and an additional C$350 for outside directors who chair committee or board meetings. These fees were waived by the Board during 1998. In addition, the directors may be reimbursed for actual expenses reasonably incurred by them in connection with attending meetings of the board. Directors are also eligible to receive bonus shares or options to purchase Common Shares of the Company.

A significant component of the compensation of the insiders of the Company consists of stock options. The directors do not consider that the recent performance of the Company's share price accurately reflects the performance of its directors, officers or employees. The directors consider that the most significant influences on the Company's share trading price have been the drop in the price of gold and the current junior stock investment climate, both of which are unrelated to performance of the directors, officers and employees of the Company. As a result, the directors considered that it was appropriate to reprice stock options of directors, officers and employees so that they continue to provide incentive to such persons to act in the best interests of the shareholders.

MANAGEMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

(1) The services of Andrew F. B. Milligan, a director, President and Chief Executive Officer of the Company, are provided to the Company pursuant to a Consultant/Management Agreement with Glencoe Management Ltd. dated December 1, 1991, and amended on December 19, 1992, June 29, 1994, June 1, 1995 and May 20, 1998. Mr. Milligan is the principal shareholder of Glencoe Management Ltd. The agreement includes provisions by which Mr. Milligan is entitled to receive an amount equal to three years' management fees, and to participate in all employee insurance and benefit plans in place for a period of up to three years if the Company should terminate the agreement or the employment of Mr. Milligan without cause. In order to facilitate the reorganization contemplated herein, Mr. Milligan has agreed that in the event the reorganization receives all required approvals, effective June 1, 1999, Glencoe Management Ltd. will accept a 44.4% reduction in salary and the substitution of a 3 year fixed term employment contract in lieu of the three year severance provisions of the current Consultant/Management Agreement. As consideration, for relinquishing these benefits, Glencoe Management Ltd. will be granted 400,000 warrants to purchase 400,000 Common Shares of the Company on a post-consolidation basis at a price of C$0.50, in addition to any other options to which Mr. Milligan may be entitled in his continuing capacity as a director and officer of the Company.

(2) Until February 6, 1998, the services of James A. Currie, who was Executive Vice President and Chief Operating Officer of the Company since June, 1997 and Vice-President, Mining of the Company from December 1994, to June, 1997, were provided to the Company pursuant to a Consulting Agreement between the Company and Anacortes Management Ltd. dated November 17, 1997. This Agreement was terminated on February 6, 1998.

(3) Until February 1, 1998, the services of Bobbi-Jo (B.J.) Gordon, who was Vice-President, Finance and Chief Financial Officer of the Company since February 1, 1997, were provided to the Company pursuant to an Employment Agreement dated February 1, 1997. This agreement included provisions by which Ms. Gordon was entitled to receive an amount equal to one years salary, and was also entitled to participate in all employee health, insurance and benefit plans in place for a one year period should the Company terminate the agreement or her employment without cause. The Company and Ms. Gordon entered into an agreement on January 31, 1998 under which a total of C$100,948 was paid and an additional C$28,523 was settled by way of issuance of 150,517 Common Shares in May 1998. Ms. Gordon's stock option expired on March 3, 1998.

(4) David S. Jennings, a former director of the Company, is the principal shareholder of 7557 Management Group Ltd., a management company which received fees for providing the services of Dr. Jennings. No fees were paid to Dr. Jennings, or to 7557, during 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Andrew F. B. Milligan, a Director and Executive Officer of the Registrant, served as a member of the Compensation Committee during 1996 and part of 1997. From June 1997, to present, the Compensation Committee has been made up of non-executive directors of the Registrant.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Registrant's compensation program for its executive officers is administered and reviewed by the Compensation Committee (the "Committee") of the Board of Directors. In 1995, the Committee used information and a report prepared by outside consultants to assist in determining appropriate executive compensation practices for the most senior executive officers. The report used two groups of Canadian mining companies, using annual revenues and number of employees as measures. The report augmented information by including recent salary surveys carried out for comparable mining companies, and publicly available compensation information for Canadian mining companies.

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

In 1998, the Committee reviewed and concluded that the annual salary and benefits for the executive officers remained in line with salaries and benefits offered by comparable companies. The Committee did not recommend any increase in base salaries or benefits or the award of any bonuses for 1998.

The change in direction and business of the Company resulting from the disposition of its remaining active mining asset and acquisition of Stockscape will require a re-evaluation of the Company's compensation arrangements and the basis for them. It is expected that a newly constituted Compensation Committee will review such matters following the Company's upcoming Annual and Extraordinary General Meeting.

COMPARATIVE SHAREHOLDER RETURN PERFORMANCE GRAPH

The graph below (as required by the Regulation) compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Shares against the cumulative total shareholder return on the TSE Gold & Precious Minerals Sub-Index and TSE 300 Stock Index for the five fiscal years immediately prior to the beginning of the present financial year, assuming a $100 initial investment with all dividends reinvested to the cumulative returns.

                      COMPARISON OF FIVE-YEAR CUMULATIVE
               TOTAL SHAREHOLDER RETURN ("CSR") ON COMMON SHARES
                OF THE CORPORATION AND THE TSE 300 STOCK INDEX



                              [GRAPHIC]



            Yearly % Change in CSR                        Total Dividends & (End Price - Opening Price)
                                               ==     ------------------------------------------------------
             (for a given period)                                         Opening Price

* Assumes that the initial value of investment on the Toronto Stock Exchange in the Registrant's Common Shares and in each of the indices was $100 on commencement of the 5 year period and that all dividends were reinvested.

Data for the above comparison performance graph:

      ----------------------------------------------------------------------------------------------------------------
                                TSE 300                      GOLD & MINERAL
                              STOCK PRICE                     STOCK PRICE                CORNUCOPIA CLOSING PRICE
          YEAR               INDEX VALUES                     INDEX VALUE                           C$
      ----------------------------------------------------------------------------------------------------------------

          1993                 4,321.43                        10,698.96                           2.55
      ----------------------------------------------------------------------------------------------------------------
          1994                 4,213.61                         9,586.36                           1.55
      ----------------------------------------------------------------------------------------------------------------
          1995                 4,713.54                        10,413.61                           1.75
      ----------------------------------------------------------------------------------------------------------------
          1996                 5,927.03                        11,302.64                           0.97
      ----------------------------------------------------------------------------------------------------------------
          1997                 6,699.44                         6,378.87                           0.26
      ----------------------------------------------------------------------------------------------------------------
          1998                 6,485.94                         5,921.27                          0.045
      ----------------------------------------------------------------------------------------------------------------


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As at March 29, 1998, the number of Common Shares beneficially owned, directly or indirectly, or over which control or direction is exercised, by the directors and Named Executive Officers of the Registrant is outlined below. To the knowledge of the directors and Named Executive Officers of the Registrant, the only shareholder who beneficially owns, directly or indirectly, or exercises, control or direction over shares carrying more than 5% of the voting rights attached to all shares of the Registrant is Vista Gold Corp. of Denver, Colorado which holds 2,777,777 Common Shares representing 6.68% of the shares presently issued and outstanding. The total issued and outstanding shares of the Registrant at December, 31, 1998, was 41,591,834.

     ----------------------------------------------------------------------------------------------------------------
                                                                            COMMON STOCK BENEFICIALLY OWNED
     NAME                                                             NUMBER OF SHARES (1)         PERCENT OF CLASS
     ----------------------------------------------------------------------------------------------------------------

     EXECUTIVE OFFICERS:

     Andrew F. B. Milligan, Vancouver, BC, Canada                           547,200 (2)               1.32%
     Glenn H. Friesen, North Vancouver, BC, Canada                           35,000 (3)                < 1%

     OTHER DIRECTORS

     Sargent H. Berner, Vancouver, BC, Canada                               110,000 (4)                < 1%
     Charles J. G. Russell, Guernsey, UK                                    100,000 (3)                < 1%
     Stephen R. Sopher, Oakville, ON, Canada                                145,000 (4)                < 1%
     David R. Williamson, London, England                                   100,000 (3)                < 1%

     DIRECTORS OF US SUBSIDIARY COMPANIES

     James A. Currie, Abbotsford, BC, Canada                                400,000 (3)                < 1%

     All directors and executive officers as group (6 persons)            1,437,200 (5)               3.46%
     ----------------------------------------------------------------------------------------------------------------

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

(5) Includes 1,335,000 shares issuable upon exercise of currently exercisable incentive stock options.

The information as to shares beneficially owned, not being within the knowledge of the Registrant, has been furnished by the respective individuals or has been extracted from the register of shareholdings maintained by the Registrant's transfer agent.

Section 16(a) of the Exchange Act requires the officers and directors, and persons who own more than 10% of a registered class of equity securities of a reporting company to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and shareholders owning greater than 10% of the common stock of such a company are required by the SEC to furnish the company with copies of all reports filed pursuant to Section 16(a). Based solely upon a review of the reports furnished to the Company, the Company is not aware of any transactions that were not reported on a timely basis or any failure to file any required form.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The services of Andrew F. B. Milligan, a director, President and Chief Executive Officer of the Registrant, are provided to the Company pursuant to a Consultant/Management Agreement with Glencoe Management Ltd. dated December 1, 1991, as amended. Mr. Milligan is the principal shareholder of Glencoe Management Ltd. which receives management fees from the Company. See Item 11:
"Executive Compensation", "Summary of Executive Compensation."

James A. Currie, formerly Executive Vice President and Chief Operating Officer of the Registrant until February 6, 1998, and a director of Touchstone Resources Company from May 1998, to November 1998, is the principal shareholder of Anacortes Management Ltd., which received fees of $14,192 during 1998 fiscal year and $23,041 for the period November 17, 1997, to December 31, 1997, (nil in prior years) for providing consulting services for the Company.

The services of Bobbi-Jo (B. J.) Gordon, Vice President, Finance and Chief Financial Officer of the Registrant was provided to the Company pursuant to an Employment Agreement dated February 1, 1997, and terminated on January 31, 1998. See Item 11: "Management Agreements and Termination of Employment and Change-In-Control Agreements."

Until February 1997, the services of James M. Carter, a director and Executive Vice President and Chief Financial Officer of the Registrant, was provided to the Company pursuant to a Management Agreement dated June 1, 1993, and amended on June 29, 1994, and June 1, 1995. See Item 11:
"Management Agreements and Termination of Employment and Change-In-Control Arrangements."

Sargent H. Berner, a director of the Company, is a partner in the Vancouver law firm of DuMoulin Black, which incurred $60,570 in fees for legal services provided to the Company for the period ended December 31, 1998; ($155,758 - 1997 fiscal year; $74,217 - 1996 fiscal year).

David S. Jennings, a former director and former Vice President of the Registrant, is the principal shareholder of 7557 Management Group Ltd. ("7557"), a management company which received fees for providing the services of Dr. Jennings. During the periods ended December 31, 1997, and 1998, no management fees were paid (1996 - $11,005) to 7557 for such services.

David R. Williamson, a director of the Registrant, is the principle owner of David Williamson Associates Limited ("DWA"), which received fees for services of Mr. Williamson. During the period ended December 31, 1998, consulting fees of $1,445 ($2,431- 1997 fiscal year; $954 - 1996 fiscal year) were paid to DWA for such services.

CORNUCOPIA RESOURCES LTD.
PART IV
--------------------------------------------------------------------------------

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.   FINANCIAL STATEMENTS

     The Consolidated Financial Statements of the Company are included in
Part II, Item 8 of this Form 10-K.

2.   NOT APPLICABLE

-------------------------------------------------------------------------------------------------------------
3.   A.)       EXHIBITS                                                                               PAGE(S)

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

     4.3 Stock Incentive Plan as amended and approved by the Registrant shareholders on May 27, 1993 and further amended by the directors on January 5, 1994, May 15, 1995, September 18, 1995 and January
               4, 1996. Directors' and Employees' Share Option Program.
               Incorporated herein by reference to Exhibit 4.2 to the Registrant's Form S-8 (Reg. No. 33-25974) and the most recent amendment received approval from the Registrant shareholders at the Company's Annual General Meeting on June 20, 1996.
               Incorporated herein by reference to Exhibit 4.3 of the Registrant's Form 10-K for year ended December 31, 1996.

     10.1      Venture Agreement between Newmont Exploration Limited and
               Touchstone Resources Company dated June 23, 1992. Incorporated by reference to Exhibit 19.1 of the Registrant's Form 6-K dated June
               30, 1992 and amended on July 6, 1996.

     10.2      Property Agreement dated August 31, 1995 between Benguet Corp.,
               USA and Cornucopia Resources Ltd.  Incorporated by Reference to
               Exhibit 10.5 of the Registrant's Form 10-KSB for year ended
               December 31, 1995.

     10.3      Construction Contract dated August 20, 1996, between the
               Company's subsidiary Mineral Ridge Resources Inc. and Roberts &
               Schaefer Company. Incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K for year ended December 31, 1996.

     10.4      Open Pit Mining Contract dated August 20, 1996, between the
               Company's subsidiary Mineral Ridge Resources Inc. and D. H.
               Blattner & Sons, Inc. Incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K for year ended December 31, 1996.

     10.5 Loan Agreement dated January 17, 1997, between the Company's subsidiary Mineral Ridge Resources Inc. and Dresdner Bank AG, New
               York and Grand Cayman Branches. Incorporated by reference to
               Exhibit 10.9 of the Registrant's Form 10-K for year ended
               December 31, 1996.

     10.6      Agreement between Sierra Pacific Power Company and Mineral Ridge
               Resource Inc. dated July 11, 1997. Incorporated by reference to
               Exhibit 20.1 of the Registrant's Form 10-Q for quarter ended
               September 30, 1997.
-------------------------------------------------------------------------------------------------------------



A.)  EXHIBITS (CONT'D)
-------------------------------------------------------------------------------------------------------------
                                                                                                      PAGE(S)
     10.7      Venture Agreement between Touchstone Resources Company and Great
               Basin Gold Inc. dated August 13, 1997. Incorporated by reference to Exhibit 20.2 of the Registrant's Form 10-Q for quarter ended
               September 30, 1997.

     10.8      Great Basin Gold Ltd. Purchase and Sale Agreement, dated March 2, 1999.                   -

     10.9      Share Purchase and Sale Agreement among Cornucopia Resources Inc. and
               Cornucopia Resources Ltd. and Vista Gold Holdings Inc. and
               Vista Gold Corp.                                                                          -

     11.1      Statement Regarding Computation of Per Share Earnings.                                    -

     19.1      Shareholder Protection Plan Rights Agreement between Cornucopia
               Resources Ltd. and The R-M Trust Company dated August 18, 1992, and amended on July 16, 1996. Incorporated herein by reference to
               Exhibit 19.5 of the Registrant's Form 10-K for year ended
               December 31, 1996

     20.1      Final Prospectus of Cornucopia Resources Ltd. dated September 12,
               1996 as filed with the Ontario Securities Commission, British
               Columbia Securities Commission and Quebec Securities Commission.
               Incorporated by reference to Exhibit 20.2 of the Registrant's
               Form 10-K for year ended December 31, 1996.

     20.2      Final Prospectus of Cornucopia Resources Ltd. dated March 3,
               1997. Incorporated by reference to Exhibit 20.3 of the Registrant's Form 10-K for year ended December 31, 1996.

     20.3      Final Prospectus of Cornucopia Resources Ltd. dated July 25,
               1997, as filed with the Ontario Securities commission, British
               Columbia Securities Commission and Quebec Securities Commission.
               Incorporated by reference to Exhibit 20.1 of the Registrant's
               Form 10-Q for quarter ended June 30, 1997.

     20.4      Revised Management Agreement dated June 1, 1995, between the
               Registrant and Glencoe Management Ltd. Incorporated herein by reference to Exhibit 19.14 of the Registrant's Form 10-KSB for year ended December 31, 1995.

     20.5      Revised Management Agreement dated June 1, 1995, between the
               Registrant and James Carter. Incorporated herein by reference to
               Exhibit 19.13 of the Registrant's Form 10-KSB for year ended
               December 31, 1995.

     20.6 Employment Agreement between the Registrant and B. J. Gordon dated February 1, 1997. Incorporated by reference to Exhibit 99 of the Registrant's Form 10-Q for quarter ended March 31, 1997.

     20.7      Consulting Agreement between the Registrant and Anacortes
               Management Ltd. dated November 17, 1997. Incorporated herein by reference to the corresponding exhibit filed with the Registrant's original Form 10-K for year ended December 31, 1997.

     20.8 News release dated March 2, 1999. Incorporated hereby by reference to an exhibit filed with the Registrant's Form 8-K dated March 11, 1999.

     22.1      Subsidiaries of the Registrant. The subsidiary  companies of the
               Registrant are described in Item 1 - "Business Development of this
               Form 10-K.                                                                                4

     23.1      Consent of KPMG LLP dated April 12, 1999.                                                     -

     27        Financial Data Schedule

     99        Undertaking with respect to Form S-8 under the Securities Act of 1993.                    -
-------------------------------------------------------------------------------------------------------------

B.)  REPORTS ON FORM 8K

During 1998, and as of March 26, 1999, the Registrant has filed reports on Form 8-K on the following dates:

-------------------------------------------------------------------------------------------------------------
DATE                SUMMARY
-------------------------------------------------------------------------------------------------------------
February 12, 1998   News release announcing the resignation of Executive Vice President and Chief Operating
                    Officer and Vice-President, Finance and Chief Financial Officer of the Registrant,
                    appointment of Corporate Controller as Chief Financial Officer and distribution under the Registrant's Stock Bonus Plan.

February 26, 1998   News release announcing the resignation of a director of the Registrant.

April 15, 1998      News release announcing Mineral Ridge Resources Inc. was not in compliance with certain covenants of its loan agreement for construction of the Mineral Ridge Mine, that a lien been placed on the property by the mine contractor, and that the Company was in negotiations with companies regarding a corporate combination or financial restructuring.

April 21, 1998      News release announcing that the Company's lender had declared Mineral Ridge Resources
                    Inc. in default of loan agreement for construction of Mineral Ridge Mine.

October 23, 1998    News release announcing sale of Mineral Ridge Resources Inc. to Vista Gold Corp.

March 11, 1999      Company announces a major reorganization involving the disposition of the Ivanhoe
                    Joint Venture Interest, a consolidation, the acquisition of Stockscape Technolgies
                    Ltd., a name change and new composition of Board of Directors.
-------------------------------------------------------------------------------------------------------------


D.)  During 1998, the Registrant filed three reports on Form 10-Q dated:
     March 31, 1998, June 30, 1998, and September 30, 1998.

                                 SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CORNUCOPIA RESOURCES LTD.



Date:   April 12, 1999             /s/                    Andrew F. B. Milligan
----------------------             --------------------------------------------
                                                          Andrew F. B. Milligan
                                            President & Chief Executive Officer
                                                                       Director


Date:   April 12, 1999             /s/                         Glenn H. Friesen
----------------------             --------------------------------------------
                                                               Glenn H. Friesen
                                                    Vice President, Finance and
                                                        Chief Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   April 12, 1999             /s/                        Sargent H. Berner
----------------------             --------------------------------------------
                                                              Sargent H. Berner
                                                                       Director


Date:   April 12, 1999             /s/                    Charles J. G. Russell
----------------------             --------------------------------------------
                                                          Charles J. G. Russell
                                                                       Director


Date:   April 12, 1999             /s/                        Stephen R. Sopher
----------------------             --------------------------------------------
                                                              Stephen R. Sopher
                                                                       Director




THE REGISTRANT'S 1998 ANNUAL REPORT COVERING THE COMPANY'S LAST FISCAL YEAR AND PROXY MATERIAL RELATED TO THE REGISTRANT'S 1999 ANNUAL AND EXTRAORDINARY GENERAL MEETING WILL BE SENT TO SHAREHOLDERS APPROXIMATELY ONE MONTH PRIOR TO THE SCHEDULED DATE OF THE MEETING.

-------------------------------------------------------------------------------------------------------------
               INDEX TO EXHIBITS                                                                      PAGE(S)

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

     4.3 Stock Incentive Plan as amended and approved by the Registrant shareholders on May 27, 1993 and further amended by the directors on January 5, 1994, May 15, 1995, September 18, 1995 and January
               4, 1996. Directors' and Employees' Share Option Program.
               Incorporated herein by reference to Exhibit 4.2 to the Registrant's Form S-8 (Reg. No. 33-25974) and the most recent amendment received approval from the Registrant shareholders at the Company's Annual General Meeting on June 20, 1996.
               Incorporated herein by reference to Exhibit 4.3 of the Registrant's Form 10-K for year ended December 31, 1996.

     10.1      Venture Agreement between Newmont Exploration Limited and
               Touchstone Resources Company dated June 23, 1992. Incorporated by reference to Exhibit 19.1 of the Registrant's Form 6-K dated June
               30, 1992 and amended on July 6, 1996.

     10.2      Property Agreement dated August 31, 1995 between Benguet Corp.,
               USA and Cornucopia Resources Ltd.  Incorporated by Reference to
               Exhibit 10.5 of the Registrant's Form 10-KSB for year ended
               December 31, 1995.

     10.3      Construction Contract dated August 20, 1996, between the
               Company's subsidiary Mineral Ridge Resources Inc. and Roberts &
               Schaefer Company. Incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K for year ended December 31, 1996.

     10.4      Open Pit Mining Contract dated August 20, 1996, between the
               Company's subsidiary Mineral Ridge Resources Inc. and D. H.
               Blattner & Sons, Inc. Incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K for year ended December 31, 1996.

     10.5 Loan Agreement dated January 17, 1997, between the Company's subsidiary Mineral Ridge Resources Inc. and Dresdner Bank AG, New
               York and Grand Cayman Branches. Incorporated by reference to
               Exhibit 10.9 of the Registrant's Form 10-K for year ended
               December 31, 1996.

     10.6      Agreement between Sierra Pacific Power Company and Mineral Ridge
               Resource Inc. dated July 11, 1997. Incorporated by reference to
               Exhibit 20.1 of the Registrant's Form 10-Q for quarter ended
               September 30, 1997.

     10.7      Venture Agreement between Touchstone Resources Company and Great
               Basin Gold Inc. dated August 13, 1997. Incorporated by reference to Exhibit 20.2 of the Registrant's Form 10-Q for quarter ended
               September 30, 1997.

     10.8      Great Basin Gold Ltd. Purchase and Sale Agreement, dated March 2, 1999.                   -

     10.9      Share Purchase and Sale Agreement among Cornucopia Resources Inc. and
               Cornucopia Resources Ltd. and Vista Gold Holdings Inc. and
               Vista Gold Corp.                                                                          -

     11.1      Statement Regarding Computation of Per Share Earnings.                                    -

     19.1      Shareholder Protection Plan Rights Agreement between Cornucopia
               Resources Ltd. and The R-M Trust Company dated August 18, 1992, and amended on July 16, 1996. Incorporated herein by reference to
               Exhibit 19.5 of the Registrant's Form 10-K for year ended
               December 31, 1996

     20.1      Final Prospectus of Cornucopia Resources Ltd. dated September 12,
               1996 as filed with the Ontario Securities Commission, British
               Columbia Securities Commission and Quebec Securities Commission.
               Incorporated by reference to Exhibit 20.2 of the Registrant's
               Form 10-K for year ended December 31, 1996.

     20.2      Final Prospectus of Cornucopia Resources Ltd. dated March 3,
               1997. Incorporated by reference to Exhibit 20.3 of the Registrant's Form 10-K for year ended December 31, 1996.

     20.3      Final Prospectus of Cornucopia Resources Ltd. dated July 25,
               1997, as filed with the Ontario Securities commission, British
               Columbia Securities Commission and Quebec Securities Commission.
               Incorporated by reference to Exhibit 20.1 of the Registrant's
               Form 10-Q for quarter ended June 30, 1997.

     20.4      Revised Management Agreement dated June 1, 1995, between the
               Registrant and Glencoe Management Ltd. Incorporated herein by reference to Exhibit 19.14 of the Registrant's Form 10-KSB for year ended December 31, 1995.

     20.5      Revised Management Agreement dated June 1, 1995, between the
               Registrant and James Carter. Incorporated herein by reference to
               Exhibit 19.13 of the Registrant's Form 10-KSB for year ended
               December 31, 1995.

     20.6 Employment Agreement between the Registrant and B. J. Gordon dated February 1, 1997. Incorporated by reference to Exhibit 99 of the Registrant's Form 10-Q for quarter ended March 31, 1997.

     20.7      Consulting Agreement between the Registrant and Anacortes
               Management Ltd. dated November 17, 1997. Incorporated herein by reference to the corresponding exhibit filed with the Registrant's original Form 10-K for year ended December 31, 1997.

     20.8 News release dated March 2, 1999. Incorporated hereby by reference to an exhibit filed with the Registrant's Form 8-K dated March 11, 1999.

     22.1      Subsidiaries of the Registrant. The subsidiary  companies of the
               Registrant are described in Item 1 - "Business Development of this
               Form 10-K.                                                                                4

     23.1      Consent of KPMG LLP dated April 12, 1999.                                                     -

     27        Financial Data Schedule

     99        Undertaking with respect to Form S-8 under the Securities Act of 1993.                    -
-------------------------------------------------------------------------------------------------------------