Form 10-Q
period 1999-03-31
CORNUCOPIA RESOURCES LTD
filed 1999-05-17
CIK 832342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

        (MARK ONE)

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999.

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
        State or other jurisdiction of                I.R.S. Employer
        incorporation or organization                Identification No.

   SUITE 540 - THE MARINE BUILDING, 355 BURRARD STREET, VANCOUVER, BC V6C 2G8
   --------------------------------------------------------------------------
                      Address of principle executive offices

        Registrants telephone number, including area code: (604) 687-0619
                                                           --------------

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                           Yes ___   No ___

                       Applicable only to Corporate Issuers:

       As of May 13, 1999, there were 41,591,834 common shares outstanding.

                            CORNUCOPIA RESOURCES LTD.

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION                                                                             PAGE
                                                                                                             ----
Item 1    Financial Statements

     -    Consolidated Balance Sheets as at March 31, 1999, and December 31, 1998...............................3

     -    Consolidated Statements of Loss and Deficit for the three months ended March 31, 1999, and March 31, 1998....................................................................................4

     -    Consolidated Statements of Changes in Financial Position for the three months ended
          March 31, 1999, and March 31, 1998....................................................................5

     -    Notes to Consolidated Financial Statements.......................................................6 - 11

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations...........12 - 14

PART II   OTHER INFORMATION

Item 1    Legal Proceedings....................................................................................15

Item 2    Changes In Securities and Use of Proceeds............................................................15

Item 3    Defaults Upon Senior Securities......................................................................15

Item 4    Submission of Matters to a Vote of Security Holders..................................................15

Item 5    Other Information....................................................................................15

Item 6    Exhibits And Reports On Form 8-K.....................................................................15


SIGNATURES.....................................................................................................16

EXHIBIT INDEX.................................................................................................N/A


GENERAL

All References to number of common shares and per share amounts in this Form 10-Q reflect the subdivision of the Company's common shares ("Common Shares") on a two-for-one basis on July 7, 1987.

The information set forth in this form is as of March 31, 1999, expect where an earlier or later date is indicated, and all information included in this document should only be considered correct as of such date, except as otherwise stated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESS OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, RESULTS OF MERGER OR SALE OF ASSETS, MINERAL PROPERTY EXPLORATION AND DEVELOPMENT COSTS AND RESULTS, RECLAMATION OBLIGATIONS, FLUCTUATION OF GOLD PRICES, COMPETITION, UNINSURED RISKS, CAPITALIZATION AND COMMERCIAL VIABILITY AND REQUIREMENTS FOR OBTAINING BONDS, PERMITS AND LICENSES.

                           CORNUCOPIA RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
                     (Prepared by management without audit)
                       (Stated in United States Dollars)

                                                                 MARCH 31,       DECEMBER 31,
                                                                      1999               1998
                   ASSETS
CURRENT ASSETS
Cash and cash equivalents                                           41,292            103,949
Accounts receivable                                                 11,087             25,844
Prepaid expenses and deposits                                       21,029             21,180
Investment                                                         234,305            234,305
----------------------------------------------------------------------------------------------

                                                                   307,713            385,278
----------------------------------------------------------------------------------------------

Capital Assets                                                       3,390             11,701
Mineral properties and deferred exploration costs                1,874,895          1,874,895
----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                     2,185,998          2,271,874
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

                 LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                           161,208            101,277
Debt                                                                    --                 --
----------------------------------------------------------------------------------------------


TOTAL LIABILITIES                                                  161,208            101,277
----------------------------------------------------------------------------------------------

            SHAREHOLDERS' EQUITY

SHARE CAPITAL
Issued and outstanding common shares                            38,119,366         38,119,366
  March 31, 1999 - 41,591,834
  December 31, 1998  - 41,591,834
Deficit                                                        (36,094,576)       (35,948,769)
----------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                       2,024,790          2,170,597
----------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       2,185,998          2,271,874
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------


                See accompanying notes to financial statements.

                            CORNUCOPIA RESOURCES LTD.
                   CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                      (Prepared by management without audit)
                        (Stated in United States Dollars)

                                                                      THREE MONTHS ENDED
                                                                  MARCH 31,        MARCH 31,
                                                                       1999             1998
REVENUES
Product sales                                                            --               --
Production costs                                                         --               --
---------------------------------------------------------------------------------------------
Operating profit (loss)                                                  --               --
Interest and other income                                             5,824            2,309
---------------------------------------------------------------------------------------------

                                                                      5,824            2,309
---------------------------------------------------------------------------------------------

EXPENSES (OTHER INCOME)
General and administrative expenses                                 151,631          455,424
Loss (gain) on disposal/write down of investments                        --               --
Abandonment and write down of mineral properties                         --               --
---------------------------------------------------------------------------------------------

                                                                    151,631          455,424
---------------------------------------------------------------------------------------------

LOSS BEFORE NON-CONTROLLING INTEREST                               (145,807)        (453,115)
Equity loss                                                              --               --
---------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                            (145,807)        (453,115)
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

Deficit, beginning of the period                                 35,948,769       35,241,163

Net loss for the period                                             145,807          453,115
---------------------------------------------------------------------------------------------

DEFICIT, END OF THE PERIOD                                       36,094,576       35,694,278
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

LOSS PER SHARE                                                        (0.00)           (0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                       41,591,834       38,619,346


               See accompanying notes to financial statements.

                           CORNUCOPIA RESOURCES LTD.
            CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                     (Prepared by management without audit)
                       (Stated in United States Dollars)

                                                                      THREE MONTHS ENDED
                                                                  MARCH 31,        MARCH 31,
                                                                       1999             1998
CASH PROVIDED BY (USED IN)
OPERATIONS
Net loss for the period                                            (145,807)        (453,115)
Items not involving cash;
  Amortization                                                        8,310           37,873
  Reclamation accrual                                                    --               --
---------------------------------------------------------------------------------------------

                                                                   (137,497)        (415,242)

Net change in non-cash working capital items;                        74,840         (333,520)
---------------------------------------------------------------------------------------------

                                                                    (62,657)        (748,762)
---------------------------------------------------------------------------------------------

INVESTING
Capital assets                                                           --               --
Mineral properties and deferred exploration costs                        --          (77,532)
---------------------------------------------------------------------------------------------

                                                                         --          (77,532)
---------------------------------------------------------------------------------------------

FINANCING
Capital lease obligations                                                --          (14,157)
Debt                                                                     --           13,518
Net proceeds from issue of common shares                                 --               --
---------------------------------------------------------------------------------------------

                                                                         --             (639)
---------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                         (62,657)        (826,933)

---------------------------------------------------------------------------------------------
Cash and Equivalents, beginning of the period                       103,949          996,732
---------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS, END OF THE PERIOD                              41,292          169,799
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------


               See accompanying notes to financial statements.

                             CORNUCOPIA RESOURCES LTD.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Prepared by management without audit)
                         (Stated in United States Dollars)

1.   OPERATIONS

These financial statements are prepared in accordance with accounting principles applicable to a going concern. The recoverability of the amounts shown for interests in mineral properties and deferred exploration costs is dependent upon discovery and delineation of economically recoverable reserves, on the outcome of legislative or regulatory developments relating to environmental protection, and on future profitable operations or proceeds from the disposition thereof. The viability of production on mineral properties or natural resource related share investments held by the Company is highly dependent on the price of gold.

The Company's principal mineral property, the Ivanhoe Property, is currently being explored by Great Basin Gold Ltd. ("Great Basin") under a Venture Agreement. The Company faces dilution under the Venture Agreement unless it participates in future exploration programs conducted by Great Basin. The financial position of the Company would not allow participation in such exploration programs without undertaking some form of financing. At March 31, 1999, the Company had working capital of $146,505, (December 31, 1998 - $284,001). The Company has very limited ability to access capital markets because of market conditions generally in financing mining related business activities as well as the depressed price of the Company's common shares.

The Company has reached agreements to the terms of a major reoganization (note 3) which, if completed, will result in the sale of its interest in the Ivanhoe Property in exchange for an equity interest in Great Basin and will release the Company from any past and future cash calls for Ivanhoe reclamation. However, for such reorganization to be successful, shareholder approval must be sought and a major financing will need to be completed. There can be no assurances that the Company will complete the proposed reorganization. If the proposed reorganization is not successful, the Company will be required to significantly curtail its operations and future exploration programs.

2.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated balance sheet and interim consolidated statements of earnings and changes in financial position contain all adjustments, comprising only those of a normal recurring nature, necessary to present fairly the financial position of Cornucopia Resources Ltd. as of March 31, 1999, and the results of its operations and changes in its financial position for the three months ended March 31, 1999, and 1998. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year.

The accompanying consolidated financial statements for the three months ended March 31, 1999, are prepared on the basis of accounting principles generally accepted in Canada. Any differences to accounting principles generally accepted in the United States of America are explained in note 7.

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

The Company's interest in Carlin Resources was accounted for using the cost method applied after April 30, 1997, until the end of the third quarter of 1998, when the Company divested itself of all of the remaining shares of Carlin Resources.

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

                              CORNUCOPIA RESOURCES LTD.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Prepared by management without audit)
                          (Stated in United States Dollars)

3.   CORPORATE REORGANIZATION

(a)  DISPOSITION OF IVANHOE JOINT VENTURE INTEREST

The Company has entered into an agreement dated March 2, 1999 (the "Sale Agreement"), subject to shareholder approval, pursuant to which the Company will sell its wholly-owned subsidiary, Touchstone Resources Company, ("Touchstone") to Great Basin Gold Ltd., its joint venture partner in the Ivanhoe Property, in exchange for 2,750,000 common shares (the "Great Basin Shares") at a price of C$1.25 per share (total C$3,437,500) and 250,000 share purchase warrants of Great Basin. The share purchase warrants will entitle the Company to purchase additional shares of Great Basin at $2.00 per share for one year. Touchstone holds the Company's 25% joint venture interest in the Ivanhoe Property, which is its only asset, and is party to a joint venture agreement dated August 13, 1997 with Great Basin Gold Inc., a subsidiary of Great Basin Gold Ltd. of Vancouver, British Columbia. The closing market price of Great Basin's Shares on the Vancouver Stock Exchange on March 2, 1999 was C$1.25. Because the Company's interest in the Ivanhoe venture is its sole remaining active mining asset, the sale of that asset represents a major change in the status of the Company as a mining entity and a sale of substantially all of the Company's undertaking. Such a sale requires special approval of the shareholders of the Company, which management will seek in the form of a special resolution approving the transaction.

Material Terms of Sale Agreement are as follows:

I. Resale of the Great Basin Shares and any shares issued upon exercise of the share purchase warrants issued in consideration ("Warrant Shares") will be restricted, by agreement, for a period of six months (the "Prohibition Period").

II. Following the Prohibition Period the Company is entitled to sell, without restriction or notice to Great Basin, up to 25,000 of the Great Basin Shares and the Warrant Shares in any 30 calendar day period or to carry over any or all of that number of Shares to the next 30 calendar day period and thereafter for up to four such periods, so that, in effect, the Company may sell up to 100,000 Great Basin Shares during the last 30 days of a 120 calendar day period.

III. Notwithstanding the foregoing, the Company is entitled to sell up to 100,000 Great Basin Shares in any 30 calendar day period provided that it first gives to Great Basin the right to cause such Shares to be acquired by a person designated by Great Basin at a price at least equal to the five day average closing price of Great Basin's Shares on the five trading days before it received such notice, less a 10% discount. If Great Basin does not exercise that right, the Company is free to sell up to 100,000 Great Basin Shares by private sale or on the market for a period of 45 days.

IV. Under the terms of the agreement, Great Basin has an assignable right to purchase any shares in Great Basin in excess of 2,000,000 (fully-diluted) held from time to time by the Company at a price based on the 5 day average closing price of Great Basin's Shares, plus 10%, subject to a minimum price of C$1.00 per share. The agreement provides for adjustments to the price in the event that the five day average closing price post-sale is more than a specified percentage of the price paid.

V. The Company has agreed to a voting trust in favour of Great Basin management for a period of two years and will be given representation on the board of directors of Great Basin.

VI. The Company will have the right to participate in future financings of Great Basin in order to maintain its equity interest if so desired.

VII. Completion of the purchase and sale is subject to conditions precedent in favour of both parties which include the requisite regulatory and shareholder approvals, satisfactory due diligence review of and favorable opinions on matters material to the transaction. No regulatory approval of the transaction is required by the Company. Great Basin requires approval of the Vancouver Stock Exchange, which has been sought.

                              CORNUCOPIA RESOURCES LTD.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Prepared by management without audit)
                          (Stated in United States Dollars)

(b)  ACQUISITION OF STOCKSCAPE

Agreement has been reached to acquire a British Columbia company, Stockscape Technologies Ltd. ("Stockscape") which is a privately-owned Internet investment research provider, concurrent with the disposition of Touchstone.

Under the terms of a Share Exchange Agreement entered into with the Company and the shareholders of Stockscape, the Company will acquire all of the issued and outstanding shares of Stockscape by issuing 10,000,000 post-consolidation Common Shares of the Company (the "Payment Shares"). The parties have agreed that the Payment Shares will be issued for a value of C$0.50 per share post-consolidation, which was equal to the product of the market value on March 2, 1999, the date of the announcement, and the consolidation ratio. Both the shareholders of Stockscape and Stockscape are entirely at arm's length to the Company.

The acquisition of Stockscape is conditional upon the completion of due diligence by both parties. Definitive documentation was executed May 4, 1999. The Payment Shares will be subject to trading restrictions under U.S. securities legislation for a minimum of two years. The acquisition of Stockscape is also subject to conditions precedent, one of which is the commitment for a financing of up to C$2,000,000 and representing 4,000,000 units (the "Units"), each Unit consisting of one post-consolidation Common Share and two share purchase warrants of the Company, to be completed at the time of closing of the acquisition of Stockscape.

(c)  CONSOLIDATION AND NAME CHANGE

As part of the reorganization shareholders will be asked to consider and, if thought fit, to pass a special resolution approving:

I. The consolidation of the Company's authorized and issued Common Share capital from two hundred million (200,000,000) Common Shares to twenty (20,000,000) Common Shares, (i.e.) one (1) new Common Share for ten
         (10) pre-consolidation Common Shares without par value;

II. An increase in the Company's authorized common share capital to its pre-consolidation level of two hundred million (200,000,000) common shares without par value; and

III. A change of the Company's name to "Stockscape Technologies Ltd." or another similar name.

4.   CAPITAL ASSETS

-------------------------------------------------------------------------------------------------------------
                                                           March 31, 1999                   December 31, 1998
-------------------------------------------------------------------------------------------------------------
                                                             Accumulated       Net Book         Net Book
                                                Cost        Depreciation         Value            Value
Capital Assets                                    $               $                $                $
-------------------------------------------------------------------------------------------------------------
Buildings, leasehold improvements               12,088          12,088               -            2,151
Furniture, fixtures, and office equipment      212,163         208,773           3,390            9,550
-------------------------------------------------------------------------------------------------------------
                                              $224,251         220,861           3,390          $11,701
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

5.   MINERAL PROPERTIES AND DEFERRED EXPLORATION COSTS

------------------------------------------------------------------------------------------------------------------
Mineral Properties & Deferred     Acquisition costs     Deferred Expenses     March 31, 1999     December 31, 1998
Exploration Costs                        $                      $                   $                   $
------------------------------------------------------------------------------------------------------------------
Ivanhoe Property                         1                  1,874,891           1,874,892            1,874,892
Other properties                         3                          -                   3                    3
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
                                        $4                 $1,874,891          $1,874,895           $1,874,895
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

                             CORNUCOPIA RESOURCES LTD.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Prepared by management without audit)
                         (Stated in United States Dollars)

IVANHOE PROPERTY

The Company holds a 25% interest in the Ivanhoe Property in Nevada through Touchstone Resources Company. The Ivanhoe Property is approximately 50 miles northeast of Battle Mountain, Nevada and encompasses approximately 9,321 acres.

Newmont Exploration Limited ("Newmont") the former joint venture partner, is conducting a program to reclaim the disturbances of previous mining operations at the Hollister mine. The budget for the complete reclamation plan through to December 2004, is estimated to be $5,893,512. As of March 31, 1999, $5,707,585 has been spent and the reclamation program is substantially complete.

The Company, Newmont and Great Basin Gold Ltd. ratified a purchase agreement on August 13, 1997, whereby their respective interests in the Ivanhoe Property were transferred to a joint venture. Under the terms of the agreement Newmont transferred its 75% interest in the Ivanhoe Property to Great Basin in consideration for a $1,000,000 contribution to a reclamation fund. Immediately thereafter, the Company and Great Basin entered into a joint venture agreement under which Great Basin has now completed the requirement to earn its 75% interest, including spending C$5.0 million on exploration and related expenditures.

On March 2, 1999, agreement was reached to sell Touchstone Resources Co. to Great Basin (note 3) subject to shareholder approval.

6.   SHARE CAPITAL

(a)  SHARES AUTHORIZED, ISSUED AND OUTSTANDING

Authorized:
100,000,000 preferred shares without par value, with rights to be determined upon issue.
200,000,000 Common Shares authorized, without par value.

----------------------------------------------------------------------------------------
                                                        Average Price     Value of Share
                                         Number of        per Share          Capital
Issued and outstanding:                   Shares              $                 $
----------------------------------------------------------------------------------------
Balance, January 1, 1998                 38,556,040                         $37,829,307
- issued for share bonus February 6,        107,500          0.20                21,500
1998
----------------------------------------------------------------------------------------
Balance, March 31, 1998                  38,663,540                         $37,850,807
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
                                                        Average Price     Value of Share
                                         Number of        per Share           Capital
Issued and outstanding:                   Shares              $                  $
----------------------------------------------------------------------------------------
Balance, December 31, 1998               41,591,834                          38,119,366
- issued                                         --                                  --
----------------------------------------------------------------------------------------
Balance, March 31, 1999                  41,591,834                         $38,119,366
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

(b)  GRANT OF OPTIONS

As at March 31, 1999, there were an aggregate of 2,610,000 stock options outstanding, under the Company's Stock Option Plan (the "Plan") and outside of the Plan, granted to directors, officers and employees of the Company (December 31, 1998; 3,160,000).

The following changes occurred in stock options outstanding during the three months ended March 31, 1999:

                            CORNUCOPIA RESOURCES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Prepared by management without audit)
                        (Stated in United States Dollars)

I. On February 5, 1999, options granted under the Plan to a director of the Company to purchase 150,000 Common Shares, at an exercise price of C$0.68, were cancelled due to his resignation on January 4, 1999. Options granted outside the Plan to the same director, to purchase 50,000 Common Shares at an exercise price of C$0.15 also expired on February 5, 1999.

II. On February 16, 1999, options granted under the Plan to a director of the Company to purchase 175,000 Common Shares, at an exercise price of C$0.68, were cancelled due to his resignation on January 15, 1999. Options granted outside the Plan to the same director, to purchase 175,000 Common Shares at an exercise price of C$0.15 also expired on February 16, 1999.

The following table summarizes the options granted under the Plan, and outside of the Plan, to directors and employees of the Company for the purchase of Common Shares at various exercise prices. Stock options are granted at exercise prices based on the closing market price of the Company's shares on the day before the grant.

-----------------------------------------------------------------------------------------------------------------------
Options                                                        Options            (1) Options
Granted                                                      Outstanding          Outstanding         Number of Options
                 Exercise Price                               Inside the           Outside the            Outstanding
Year Granted         (C $)             Expiry Date        Stock Option Plan     Stock Option Plan            Total
-----------------------------------------------------------------------------------------------------------------------
1995                  $0.68           January 4, 2000           140,000                                     140,000

1996                  $0.68           January 4, 2001           733,000                                     733,000

1997                  $0.68          February 2, 2002            12,000                                      12,000
                       0.68         February 27, 2002           150,000                                     150,000
                       0.68              May 20, 2002            35,000                                      35,000
                       0.68             June 19, 2002           250,000                                     250,000

1998                  $0.26           January 4, 2003            50,000                                      50,000
                       0.15         November 17, 2003           100,000                                     100,000
                       0.15         September 9, 2003                               1,140,000             1,140,000
-----------------------------------------------------------------------------------------------------------------------
                                                              1,470,000             1,140,000             2,610,000
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

(1) On September 10, 1998, the Board of Directors resolved that an aggregate of 1,415,000 new stock options, of which 275,000 have been subsequently canceled, be granted to directors and employees of the Company to reflect the current market price of the Company's shares, at an exercise price of C$0.15 per share expiring September 9, 2003, and that the new options would be granted outside of the Plan. It is expected that, as part of the corporate reorganization (note 3), outstanding directors' and employees' options granted both inside and outside of the Company's Stock Incentive Plan will be cancelled and replaced by new incentive options to purchase post-consolidation shares at a price of C$0.50 per share. Shareholder approval will be sought for such replacement of stock options.

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

(b) Under United States accounting principles, the Company's interest in the Ivanhoe joint venture (note 5(a)) would be accounted for by the equity method. If applied, this difference would not impact the reported earnings or shareholders' equity.

                            CORNUCOPIA RESOURCES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Prepared by management without audit)
                        (Stated in United States Dollars)

(c) Under United States accounting principles, Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", requires that stock-based compensation be accounted for based on a fair value methodology. As permitted by the statement, the Company has elected to continue measuring compensation costs using the intrinsic value based method of accounting.

     Under this method, compensation is the excess, if any, of the quoted market value of the stock at the measurement date of the grant over the amount an optionee must pay to acquire the stock. As the exercise price of the options approximate market value at date of grant, the Company has determined that there is no material difference to United States accounting principles.

8.   RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere are as follows:

(a) The Company incurred fees of $35,699 in the first quarter of 1999, (1998 - $44,341) to Glencoe Management Ltd., a company controlled by an officer and director, in return for consulting services.

(b) The Company incurred legal fees of $48,580 in the first quarter of 1999, (1998 - $29,251) to DuMoulin Black, a firm in which a director of the Company is a partner.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements express or implied by such forward-looking statements. Such factors include, among others, results of merger or sale of assets, mineral property exploration and development costs and results, reclamation obligations, fluctuation of gold prices, competition, uninsured risks, capitalization, commercial viability and requirements for obtaining bonds, permits and licenses.

The following discussion of the financial position of the Company and results of operations for the quarter ended March 31, 1999, and March 31, 1998, should be read in conjunction with the Consolidated Financial Statements and the related Notes.

These statements were prepared using accounting principles generally accepted in Canada, which agree in all material respects with accounting principles generally accepted in the United States, except as explained in note 7 to the Company's Consolidated Financial Statements.

OVERVIEW

Since its incorporation the Company's primary focus has been the exploration, development and mining of precious metal deposits. On March 2, 1999 a major reorganization was announced which, if approved by shareholders, will result in a change in the Company's business focus and a restructuring of the Company's remaining active mining property interest into an investment in Great Basin Gold Ltd. ("Great Basin") common shares, publicly traded on the Vancouver Stock Exchange and the Nasd OTC Bulletin Board.

At present, the Company's principal and only active mining asset is its interest in the Ivanhoe property in Nevada's Carlin Trend. As part of the reorganization of the Company an agreement dated March 2, 1999 was entered into with Great Basin pursuant to which the Company will sell its wholly-owned subsidiary Touchstone, which holds the Ivanhoe property, to Great Basin, in exchange for 2,750,000 common shares and 250,000 share purchase warrants of Great Basin.

As part of its proposed reorganization the Company plans to complete acquisition of Stockscape, a privately-held British Columbia company. As a condition precedent to the Stockscape acquisition the Company will be required to consolidate its issued and outstanding Common Shares on a 10-for-1 basis. At the annual general meeting shareholders will be asked to pass a special resolution approving the consolidation. This resolution must be passed by a majority of 75% of the votes cast on the resolution.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THE YEAR ENDED MARCH 31, 1998

REVENUES

Revenues from interest and other income were $5,824 in the first three months of 1999 due mainly to interest income in the final settlement of an account receivable originating from a property sale in 1992. Revenues from interest and other income were $2,309 in the first quarter of 1998, derived from investment of cash and cash equivalents.

EXPENSES

General and administrative expenses decreased to $151,631 in the first quarter of 1999, from $455,424 in the first quarter of 1998. The decrease was due to lower employment costs in the Vancouver, British Columbia office and lower office premises costs partially offset by higher legal costs due to the ongoing corporate reorganization.

LOSS PER COMMON SHARE

The net loss for the quarter ended March 31, 1999, was $145,807 compared to net loss of $453,115 for the first quarter ended March 31, 1998.

The weighted average number of Common Shares for the first quarter ended March 31, 1999, was 41.6 million which results in a loss of $0.00 per share. The weighted average number of Common Shares for the first quarter ended March 31, 1998, was 38.6 million resulting in a loss of $0.01 per share.

LIQUIDITY AND CAPITAL RESOURCES

Although positive working capital of $146,505 is reported at March 31, 1999, compared to a working capital deficiency of $14,477,375 as at March 31, 1999, the Company continues to face serious liquidity problems.

Cash and cash equivalents decreased by a net amount of $62,657 in the quarter ended March 31, 1999. Principal uses of cash were to fund operations, primarily general and administrative expenses and staff reduction costs. These expenditures were financed by drawing down cash balances, a reduction in accounts receivable and an increase in accounts payable. The Company has no material commitments for capital expenditures.

To improve liquidity and to avoid dilution of its Ivanhoe Property interest, the Company has undertaken a major corporate reorganization which includes a proposed financing, as detailed in note 3 of the Consolidated Financial Statements. No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in completing all proposals which require approval by shareholders and if the acquisition of Stockscape and associated C$2,000,000 private placement financing do not complete, general and administrative activity would be curtailed to conserve funds and management would pursue all other financing possibilities and evaluate other prospects for business development. If unable to arrange alternate financing, in such case, the Company may be forced to liquidate assets and ultimately the Company could be forced into receivership.

IVANHOE JOINT VENTURE

As a result of the unfavorable market conditions for junior resource issuers in the past twenty-four months the Company has been unable to raise the necessary capital to fund its share of costs to reclaim the previously mined Hollister area of the Ivanhoe property as contemplated under the Purchase Agreement between the Company, Great Basin and Newmont Mining Company, or to enable it to participate in the current drilling program proposed by Great Basin. In those circumstances, the Company faced an inevitable dilution of its 25% interest in the Ivanhoe Property, pursuant to the terms of its agreements with Great Basin. Taking into account the present state of the capital markets for an issuer in the Company's position, the Board decided that it was in the best interests of the Company to sell its interest in the Ivanhoe property before suffering material dilution and a further loss of negotiating strength. A sale of the Company's joint venture interest to Great Basin will result in 100% of the project being held by Great Basin, thereby assisting Great Basin in financing further exploration and development of the property. At the same time, the Company, by virtue of its proposed shareholding in Great Basin, will still be in a position to realize a benefit from any discovery on the project, or any other projects which Great Basin may undertake.

As at March 31, 1999 the Company held of 1.57 million shares of Vista Gold Corp. which together with the shares in Great Basin will represent a continued stake which the Board believes could be valuable investments if and when the price of gold recovers from present levels. If the transaction with Great Basin completes, the Company will own 2,750,000 shares of the then outstanding 19,786,771 shares of Great Basin, or 14%. The Company owned at March 31, 1999, 1,562,500 shares of the outstanding 90,715,040 shares of Vista Gold, or 1.7%.

In the event that the sale of Touchstone does not receive shareholder approval, management expects the Company's interest in the Ivanhoe Property will be further diluted due to its anticipated inability to fund both ongoing exploration and reclamation costs due to market conditions generally in the resource sector.

CONSOLIDATION AND NAME CHANGE

The common share consolidation and name change are fundamental to the Company's reorganization and are conditions precedent to completion of the acquisition by the Company of Stockscape. The consolidation and the consolidation ratio were the subject of negotiation between the Company and Stockscape. Both the consolidation and the ratio were agreed to be necessary steps to improving the Company's ability to attract and maintain investors. A reduction of the number of outstanding shares may be expected to result in a corresponding increase in market price, which should allow the Company to secure future equity financing on terms more advantageous to existing shareholders. The proposed consolidation will have the effect of reducing the Company's authorized common share capital to 20,000,000. The increase in share capital to the pre-consolidation level of 200,000,000 is necessary, in the opinion of management, for the future capital requirements of the Company.

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

In the event that the sale of Touchstone is not approved, certain obligations to reclaim the Ivanhoe property will continue to be the responsibility of the Company. However, the Ivanhoe Venture agreement provides for these obligations to be met by Great Basin through the progressive dilution of the Company's interest in the Ivanhoe Joint Venture. Reclamation of the Ivanhoe Property is being carried out by Newmont pursuant to a current budget totaling $5,893,512 through to completion in 2004. The reclamation program was substantially complete as at March 31, 1999, with total expenditures of $5,707,585. Budgeted expenditures for the years 2000 to 2004 relate to monitoring.

If the sale of the Company's interest in the Ivanhoe property to Great Basin is not ratified by the shareholders, the Company's interest in the Ivanhoe Venture will be diluted from 25% to 19% effective March 31, 1999. Management considers it to be unlikely that the Company will be able to raise the funds required to continue to participate in the Ivanhoe Venture or to meet any reclamation obligations given the current unfavorable market conditions faced by resource companies and the depressed price of the Company's shares. In these circumstances, the Company's interest could ultimately be reduced to a 5% Net Profits Interest or a 2 1/2% Net Smelter Royalty.

YEAR 2000 COMPUTER RISK

The Year 2000 issue has resulted from computer programs coded to accept two digits rather than four to define the applicable year. The effects of the problem, if any, would occur on or about January 1, 2000, and could result in internal system failure in, among other things, local area network, accounting and other administrative functions. Externally, the problem could result in system failure by third party providers or suppliers. It is not possible to be certain that all aspects of the Year 2000 issue which may arise from third party providers and suppliers will be resolved. In early 1998, the Company began assessment of the potential impact of the Year 2000 issue. Internally, the Company uses current or near current versions of software by major developers for office productivity, accounting, internet and database applications. To gain further certainty as to Year 2000 compliance, the Company will either purchase upgrades which are currently available or obtain published statements by these software developers assuring that these programs are Year 2000 compliant. The software developers have suggested that three of the software programs currently in use will need upgrades and it is expected that these upgrades will be obtained by the end of the second quarter of 1999. The cost of obtaining these upgrades is not expected to be material. As the Company currently is not heavily reliant on software now in use, even a worst case scenario would not significantly impede the conduct of the business of the Company. In the event that the Company acquires other businesses, the software and hardware acquired in connection with those business combinations may be Year 2000 non-compliant.

CORNUCOPIA RESOURCES LTD.

PART II     OTHER INFORMATION

------------------------------------------------------------------------------

ITEM 1:     LEGAL PROCEEDINGS

            None.

ITEM 2:     CHANGES IN SECURITIES AND USE OF PROCEEDS

            Not applicable.

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

            For detailed information see Part 1, Item 2 - "Management's Discussion and Analysis" under the headings Liquidity and Capital Resources, Mine Debt Financing and Risks and Uncertainties.

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The date of the Company's Annual and Extraordinary General Meeting for 1999 has been set for June 30, 1999.

ITEM 5:     OTHER INFORMATION

            None.

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits required by Regulation S-K

                  None.

            b)    Reports on Form 8K:

                  The following reports Form 8-K have been made year-to-date:
                  April 28, 1999, March 11, 1999, and January 21, 1999.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     CORNUCOPIA RESOURCES LTD.
                                                                  (Registrant)


Date: May 13, 1998                             /s/            Glenn H. Friesen
                                               -------------------------------
                                                              Glenn H. Friesen
                                                       Vice President, Finance
                                                   and Chief Financial Officer


Date: May 13, 1998                             /s/       Andrew F. B. Milligan
                                               -------------------------------
                                                         Andrew F. B. Milligan
                                                               President & CEO

Exhibit Index

Exhibit Number      Description
--------------      -----------
     27             FINANCIAL DATA SCHEDULE