Form 10-K405/A
CORNUCOPIA RESOURCES LTD
filed 1999-07-09
CIK 832342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

FORM 10-K405/A

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

OR

" TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-16778

CORNUCOPIA RESOURCES LTD.

(Exact name of registrant as specified in its charter)

British Columbia, Canada N/A

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

#540 - 355 Burrard Street

Vancouver, British Columbia V6C 2G8

(Address of principal executive offices) (Zip Code)

Registrant´s telephone number: (604) 687-0619

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of class

Common Shares, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ✓


The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sale price of the registrant's common shares on the Nasd OTC Bulletin Board of $0.105 on May 7, 1999, was approximately $4,367,143. As of May 7, 1999, there were 41,591,834 common shares issued and outstanding.

Documents incorporated by reference: The following documents filed with the Commission by the registrant are incorporated by reference in this Form 10-K: Current Report on Form 8-K, dated March 11, 1999, and Definitive Proxy Materials, filed as Schedule 14a, dated June 10, 1999.


Exhibit Index is on Page 58

CORNUCOPIA RESOURCES LTD.

TABLE OF CONTENTS

PART I GENERAL 3

ITEM 1 BUSINESS

    Business of the Company 3

    Business Development 3 - 4

    Significant Transactions of the Company

(1) Major Reorganization 5

    Ivanhoe Joint Venture Agreement and Sale of Ivanhoe Property Interest 5 - 6

    Acquisition of Stockscape Technologies Ltd. 6 - 7

Sale of Mineral Ridge Mine 7

(5) Carlin Resources Corp. 7 - 8Industry Overview and Factors Relating to the Company´s Properties 8 - 11

    Glossary of Mining Terms and Definitions 11 -12

ITEM 2 PROPERTIES

    Mineral Ridge Mine 12 -14

    Ivanhoe Property 15 -17

    Other Property Interests

    Yakobi Island Property 17

    South Monitor Property 17

    Red Mountain Property 17

ITEM 3 LEGAL PROCEEDINGS 18

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 18

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS 19 - 24

ITEM 6 SELECTED FINANCIAL DATA 25

ITEM 7 MANAGEMENT´S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION 26 - 29

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA 29 - 44

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE 29

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT 45 - 47

ITEM 11 EXECUTIVE COMPENSATION 47 - 52

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT 52

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS 53

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K 54 -56

SIGNATURES 57

CORNUCOPIA RESOURCES LTD.

PART I

GENERAL

Unless the context otherwise requires, the "Registrant" means Cornucopia Resources Ltd. and the "Company" means the Registrant and its subsidiaries. The Company´s principal office is located at 540 - 355 Burrard Street, Vancouver, British Columbia, V6C 2G8, telephone (604) 687-0619, facsimile (604) 681-4170, or web site www.cornucopia-resources.com.

All references to number of common shares and per share amounts in this Form 10-K reflect the subdivision of the Registrant´s common shares ("Common Shares") on a two-for-one basis on July 7, 1987.

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

Business Development

Subsequent to the amalgamation in 1985, the Registrant assumed Cyrano Resources Inc.´s listing on the Vancouver Stock Exchange. On January 29, 1988, Common Shares of the Registrant were listed on the Toronto Stock Exchange (symbol CNP). The Common Shares were also quoted in the United States on The Nasdaq Stock Market, National Market System until January 17, 1992, the Nasdaq SmallCap Market until October 29, 1998, and are currently quoted (symbol CNPGF) on the Nasd OTC Bulletin Board ("OTCBB"). At the Registrant´s request, its Common Shares were delisted from trading on the Vancouver Stock Exchange on February 4, 1993, and as part of the planned major reorganization, the Registrant applied for delisting from the Toronto Stock Exchange which became effective March 31, 1999.

The Registrant conducts its business affairs in the United States through its wholly-owned subsidiary, Cornucopia Resources Inc., a Nevada corporation, and through the latter company´s wholly-owned subsidiaries: Touchstone Resources Company ("Touchstone"), a Nevada corporation; and Red Mountain Resources, Inc. ("Red Mountain"), a Colorado corporation. The Company sold its interest in Mineral Ridge Resources Inc. ("Mineral Ridge"), a Nevada corporation, and its operating mine (the "Mineral Ridge Mine") to Vista Gold Corp. on October 21, 1998. See Item 2: "Mineral Ridge Mine."

Since its incorporation, the Company has been primarily involved in the acquisition, exploration, development and mining of precious mineral resource properties in the United States. The Company's principal project since 1987 has been the exploration, development and subsequent production of gold at the Ivanhoe property (the "Ivanhoe Property") near Battle Mountain in Elko County, Nevada. The Company also retains a 100% interest in certain mineral claims located in southeast Alaska ("Yakobi Island Property") and direct or indirect interests in other mineral properties. In late 1993, the Company expanded its exploration activities to include West Africa. During 1995 and 1996, the Company's primary focus was on the Mineral Ridge Mine in Silver Peak, Nevada and exploration activities on three concessions in West Africa through an affiliate. After an unsuccessful attempt to acquire mining concessions in Zaire, the Company decided in late 1996, to concentrate its efforts on North American properties. See Item 2: "Properties" for a summary of past and current activities on the Company´s properties.


In 1992, the Company sold half of its 50% working interest in the Ivanhoe Property to Newmont Mining Corporation ("Newmont"), thus leaving the Company with a 25% interest in the Ivanhoe Property. Newmont, by separate agreement, acquired the remaining 50% interest in the Ivanhoe Property. In August 1997, Newmont's 75% interest in the Ivanhoe Property was transferred from Newmont to Great Basin Gold Ltd. ("Great Basin"), and the Company, through Touchstone, entered into a Venture Agreement with Great Basin. Great Basin is a British Columbia reporting company with shares listed for trading on the Vancouver Stock Exchange and the OTCBB in the United States. On March 2, 1999, the Company entered into an agreement with Great Basin, subject to shareholder approval, to sell its remaining interest in the Ivanhoe Property. See Item 1: "Significant Transactions of the Company" - (1) "Major Reorganization" and (2) "Ivanhoe Joint Venture Agreement and Sale of Ivanhoe Property Interest."


On December 3, 1992, the Registrant incorporated another wholly-owned subsidiary, Cornucopia Resources Ghana Limited ("Cornucopia Ghana"), a company incorporated under the laws of the Republic of Ghana, to act as a holding company for its investments and operations in the Republic of Ghana. In October, 1994, the Registrant entered into agreements whereby it transferred to Carlin Resources Corp. ("Carlin Resources"), a Vancouver Stock Exchange listed company, all of the Registrant´s interest in Cornucopia Ghana, in consideration of a total of 1,635,639 common shares of Carlin Resources. This investment was sold in September 1998, as described in Item 1: "Significant Transactions of the Company" - (5) "Carlin Resources Corp."

The Registrant may incorporate additional subsidiary companies, if considered advisable, to hold interests in other companies, properties, or projects it may acquire.

The following chart sets forth the organization of Cornucopia Resources Ltd. and its direct and indirect subsidiaries as of December 31, 1998, and their jurisdictions of incorporation, as well as relevant stock exchange listings.

Cornucopia Resources Ltd. TSE & NASD OTC Bulletin Board (British Columbia)

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


The Ivanhoe project will be sold in exchange for 2,750,000 common shares of Great Basin at a deemed price of C$1.25 per share and 250,000 warrants of Great Basin, exercisable to purchase an additional 250,000 shares at C$2.00 per share for one year. Resale of the shares issued in consideration for the Company's interest will be restricted, by agreement, for a period of twelve months. The Company has agreed to a voting trust in favor of Great Basin management for a period of two years and will be given representation to the board of directors of Great Basin. As well, the Company will have the right to participate in future financings of Great Basin in order to maintain its equity interest. In addition to the requisite regulatory and shareholder approvals, completion of the purchase and sale is subject to conditions precedent in favor of both parties which include satisfactory due diligence review of and favorable opinions on matters material to the transaction.


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

(a) Newmont Mining Corporation Mining Venture

The Company´s indirect wholly-owned subsidiary, Touchstone entered into a letter agreement dated March 26, 1992, (the "Ivanhoe Venture") with Newmont Mining Corporation and its subsidiaries (collectively "Newmont") for the sale to Newmont of half of Touchstone´s 50% interest in the assets of the Ivanhoe Property in consideration for $6,700,000 payable in cash on the closing date. At about the same time, Newmont also entered into an agreement with Galactic Resources Ltd., to acquire a further 50% interest in the Ivanhoe Property in consideration for $13,400,000. The sales transactions were completed on June 23, 1992, and accordingly Newmont acquired a 75% interest in the Ivanhoe Property, with Touchstone holding the remaining 25% interest. Touchstone and Newmont then entered into a mining venture agreement for further exploration and development of the Ivanhoe Property.

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

On June 1, 1996, Newmont commenced reclamation which consisted primarily of rinsing the heaps, site monitoring and test work, extensive construction of diversion ditches, and re-shaping of waste rock piles. By December 31, 1996, the Company's initial $500,000 contribution to the reclamation fund had been exhausted. Newmont submitted a formal reclamation and closure plan in March 1997, to the State of Nevada and the Bureau of Land Management and began a more extensive reclamation program, with a revised reclamation budget through to December, 2004, having total reclamation costs estimated at approximately $5,900,000. At December 31, 1998, reclamation liability of $465,000 existed in relation to Ivanhoe reclamation which was not recorded in the accounts of the Company. The Company, Newmont and Great Basin Gold Ltd. subsequently ratified an agreement wherein Newmont would transfer its interest to Great Basin, but Newmont is in the process of completing the reclamation plan as submitted to the Bureau of Land Management in March 1997.

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

  Sale of Mineral Ridge Mine


Mineral Ridge Resources Inc., and its principal project the Mineral Ridge Mine, was 100% owned by the Company until its sale to Vista Gold Corp. ("Vista Gold") of Suite 3000, 370 Seventeenth Street, Denver, Colorado, 80202. Consideration for this sale was $250,000 and 1,562,500 common shares of Vista Gold at a deemed value of $250,000, plus the assumption of all of the liabilities of the Company with respect to the mine, and Vista Gold also subscribed to a private placement of 2,777,777 Common Shares of the Registrant valued at $250,000. The Company recorded a gain of $180,972 on the sale of the Mineral Ridge Mine. Also see Item 2: "Properties" - "Mineral Ridge Mine."


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

Industry Overview and Factors Relating to the Company´s Properties

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

(b) Gold Price Volatility

The Company´s ability to generate profits from its operations has been directly related to the market price of gold. There can be no assurance that the price of gold will be such that the Company´s investments in gold equities or projects will generate profits.

In early January 1998, the price of gold dropped to a 19 year low. The price of gold has typically experienced volatile and significant price movements over short periods of time, and is affected by numerous factors beyond the Company´s control, including international economic and political trends, expectations for inflation, currency exchange fluctuations (specifically, the US dollar relative to other currencies), interest rates and global or regional consumption patterns (such as the development of gold coin programs), speculative activities and increased production due to improved mining and production methods. The supply of and demand for gold are affected by various factors, including political events, economic conditions and production costs in major gold producing regions and governmental policies with respect to gold holdings by a nation or its citizens.

The volatility of gold prices is illustrated by the following table of the high and low gold prices per ounce on the London Metals Exchange bullion market: (Source of Data - Pratt's Metals Week.)

Year	High	Low	Year	High	Low
1989	416	356	1994	396	369
1990	424	346	1995	396	372
1991	403	344	1996	416	367
1992	360	330	1997	367	283
1993	405	326	1998	313	273

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


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

If the Company's withdrawal from active mining and exploration activities is successful, the risks inherent in these type of operations will be mitigated. At May 7, 1999, the Company considers that current cash balances and realizable investments will be sufficient to allow the Company to meet its expected funding requirements on current projects and anticipated administrative expenses until the end of the second quarter 1999. The Company expects funding requirements thereafter to be met with the proceeds of a C$2,000,000 financing, which is a condition precedent to the acquisition of Stockscape. See "Significant Transactions of the Company" - (3) "Acquisition of Stockscape Technologies Ltd."

New Business

For risk factors relating to and the effect of the acquisition of Stockscape on shareholder liquidity, reference is made to "Risk Factors" and "Liquidity and Capital Resources" in "Appendix A" of the Registrant's Definitive Proxy Statement, filed as Schedule 14a, dated June 10, 1999, incorporated herein by reference.


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

(i) Title to Properties

The Company owns or leases unpatented mining claims which constitute the majority of the Company´s property holdings in the United States. The ownership and validity of unpatented mining claims are often uncertain and may be contested. In view of the withdrawal of the Company from active mining and exploration, it has minimal residual property interests which are described in Item 2 - "Properties" - "Other Property Interests,"

(j) Regulatory and Environmental Matters

In view of the withdrawal of the Company from active mining and exploration, it is unlikely that the Company will be exposed to any significant residual obligations relating to reclamation since these obligations have been, or will be, assumed by the purchasers of the Company's interests.

(k) Reclamation Obligations


Reclamation requirements vary depending on the location and the managing agency, but they are similar in that they aim to minimize long term effects of exploration and mining disturbance by requiring the operating company to control possible deleterious effluents and to re-establish to some degree pre-disturbance land forms and vegetation. The Company believes that it has met or exceeded reclamation requirements to date. See "Glossary of Mining Terms" for a definition of Reclamation.


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


On May 7, 1999, the noon rate of exchange quoted by The Bank of Canada for the conversion of the United States dollars into Canadian dollars was $1.4583 (Canadian $1.00 equals US $0.68).


(o) Market For Securities


The Common Shares of the Company commenced trading on the OTCBB (symbol CNPGF) effective October 29, 1998. The Registrant remains a reporting company under the United States Securities and Exchange Commission rules. The Registrant applied to the Toronto Stock Exchange (TSE) to delist its Common Shares because after giving effect to the reorganization the Company would not have met the continued listing requirements. The shares were delisted following the close of business March 31, 1999.


(p) Year 2000 Computer Risk


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


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


Reclamation - is the term used to describe the process of remediating land which has been disturbed in the course of exploration, development and mining activities on any property. Standards for reclamation may be set and reclamation programs approved by both Federal and State authorities and usually require that the disturbance be restored to environmental standards compatible with the condition of the property prior to the commencement of operations. Frequently cash is deposited or bonds put in place by the operator prior to the granting of permits by the authorities in order to ensure that subsequent reclamation work is adequately funded.


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

Tons - dry short tons (2,000 pounds).

ITEM 2: DESCRIPTION OF PROPERTY

Mineral Ridge Mine

Property and Ownership


The Mineral Ridge Mine was 100% owned by the Company until its sale to Vista Gold Corp. ("Vista Gold") on October 21, 1998, for consideration of $250,000 and 1,562,500 common shares of Vista at a deemed value of $250,000 plus the assumption of Vista Gold of all of the liabilities of the Company with respect to the mine. Vista Gold is a public company, the shares of which are listed for trading on the American Stock Exchange, and which is a reporting issuer under the U.S. Exchange Act of 1934 (the "Exchange Act").


The Company acquired its initial interest in the property (the "Original Property") in April 1993, pursuant to an agreement with Mary Mining Company, Inc., a Florida corporation ("MMC"), and in August 1995, acquired an option from BenguetCorp. USA, Inc. ("BUSA") on other mining properties (the "Oromonte Claims") situated contiguous to the Original Property. The Company´s interest in the Mineral Ridge Mine consisted of 175 claims of which 54 are patented. The Company´s undivided 100% interest was subject to certain royalty obligations outlined below.

Location, Climate and Infrastructure

The Mineral Ridge properties are located about four miles (six kilometers) northwest of the town of Silver Peak, approximately 35 miles (56.35 kilometers) southwest of Tonopah, in Esmeralda County, Nevada. The 3,130 acre (1,266 hectares) land package consists of a total of 195 claims on four contiguous parcels of land in Esmeralda County (collectively referred to as the "Mineral Ridge Mine"). The terrain throughout most of the mineralized area is hilly to steep. Elevations range from 5,800 to 7,400 feet (1,740 - 2,220 meters) in the mine area. Climate is typical of the Great Basin region with hot dry summers and cool dry winters.

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

The life-of-mine, cumulative project cash flow of $13.5 million was set out in the Parrish Report. This cash flow was based on an economic analysis using constant dollars, applying no leveraging, viewing the project on a stand-alone basis. The estimates in the Parrish Report, assuming cash flows were realized at year end, no change in current taxation structure and a gold price averaging $407 per ounce for the 120,000 ounces hedged under the Company´s hedging line, and $385 per ounce for the balance of production, indicated an internal rate-of-return of 12% after all applicable taxes. Price, ore reserve grade, and gold recovery all had about the same and greatest sensitivity on the projected cash flow.

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

Ivanhoe Property

Ownership, Location and Climate


On December 31, 1998, the Company owned a 25% interest in the Ivanhoe Property through its wholly-owned subsidiary, Touchstone Resources Company. On March 2, 1999, the Company entered into an agreement with Great Basin whereby Great Basin agreed to acquire all of the outstanding shares of Touchstone in exchange for shares and share purchase warrants of Great Basin. The transaction is subject to regulatory approval and shareholder approval and upon such approvals the Company will have no further direct interest in the Ivanhoe Property. The required shareholder approval will be sought at the upcoming Annual and Extraordinary General Meeting of the Registrant.


The Ivanhoe Property, which is approximately 50 miles northeast of Battle Mountain, Nevada, is located at the northwestern end of the Carlin Trend in an area between Little Antelope Creek on the south to the Midas Trough on the north. The property currently consists of 510 unpatented mining claims and covers approximately 9,231 acres. Access to the property is available either via an eleven mile road from Midas, a county road from Battle Mountain, or a road from the Dee Mine six miles southeast of the property. The Ivanhoe joint venture´s interest in the property is by way of option agreements, mining leases, operating rights agreements and staked mining claims. Pursuant to an agreement dated August 13, 1997, Great Basin has earned a 75% interest in the property by incurring expenditures totaling $5 million.


An unpatented mining claim comprises an area which has been staked and may have been surveyed but title to which has not been granted by the federal government and remains in the public domain. A patented mining claim is a claim for which title or `patent' has been granted by the federal government. Patented mining claims are privately owned and, as a general matter, have been surveyed.


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

Following the acquisition of USX´s interest, the Company proceeded to increase its interest in the Ivanhoe Property through the staking of mining claims and the acquisition of mining leases and operating rights agreements with options to purchase the claims. The mining leases and operating rights agreements then acquired provided for annual advance minimum royalties that are fully creditable and recoverable against production royalties which range from 2.5% to 3.5% of net smelter returns from all minerals (with limited exceptions) produced from the mining claims.

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

Touchstone entered into a letter agreement dated March 26, 1992, with Newmont Mining Company for the sale to Newmont of half of Touchstone´s 50% interest in the assets of the Ivanhoe Property in consideration for $6,700,000. At about the same time, Newmont also acquired Galactic's 50% interest in the property thus giving Newmont a total 75% interest in the Ivanhoe Property, with Touchstone holding the remaining 25% interest. Touchstone and Newmont then entered into a mining venture agreement (the "Ivanhoe Venture") for further exploration and development of the Ivanhoe Property with Newmont being appointed as manager.

In early 1995, Newmont completed an in-house pre-feasibility analysis of the Hollister gold deposit and concluded that the known deposits did not meet Newmont´s present size and investment criteria for near-term development.


As a result, on July 11, 1995, Newmont advised the Company of its decision to withdraw from the Ivanhoe Venture. Upon notification by Newmont of its decision to withdraw, the Company then entered into an option agreement with Newmont on the same date to acquire Newmont´s interest in the Ivanhoe Property. Thereafter, the Company entered into an agreement dated August 13, 1997, with Great Basin Gold Ltd. whereby Great Basin may earn up to a 75% interest in the Ivanhoe Property by paying $1 million to Newmont (paid) as a contribution to the reclamation fund, spending $2.8 million by August 12, 1999, on exploration and related costs (which has been expended) and by purchasing 1.1 million units in the capital stock of Cornucopia Resources Ltd. for C$1.00 per unit (completed). The reclamation fund consisted of $4.5 million of which $3,000,000 was contributed by Newmont, $500,000 by the Company and $1,000,000 by Great Basin. Any eventual reclamation costs incurred on the Ivanhoe Property greater than $4,500,000 are to be funded as to $500,000 each by Newmont, Great Basin and the Company. Further overruns, if any, are to be funded as to 75% by Newmont, 18.75% by Great Basin and 6.25% by the Company. Under the terms of the agreement with Great Basin dated March 2, 1999, Great Basin will now meet all reclamation costs attributed to Touchstone in excess of the original contribution of $500,000. See Item 1: "Industry Overview and Factors Relating to the Company's Properties" - (k): "Reclamation Obligations."


In 1995, the joint venture´s land claims were downsized to 510 claims which include a substantial area around the Hollister deposit and the Hatter dome. The property is in good standing and the leached out heaps continue to be rinsed in the course of reclamation.

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


Ivanhoe Exploration Program

The primary goal of the exploration program at Ivanhoe is to locate high grade gold deposits amenable to mining by underground methods. Great Basin has identified two primary exploration targets, the Hollister and Hatter areas, to explore for modest depth feeder veins in the Valmy Formation below the Hollister deposit and deeper, lower plate targets below both the Hollister and Hatter target areas. To date, Great Basin has completed new, detailed surface mapping, and extensive new cross section construction that has defined key ore controlling vein structures beneath Hollister.


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

The early-1998 discovery of Ken Snyder-style veining in the Valmy Formation at Hollister has made this target a high priority for the upcoming exploration program. The continuing Ivanhoe exploration program will focus on testing this high grade gold-silver system in upper plate Valmy Formation in the Hollister area. Drilling will build on relogging of drill holes and geocompilation of the vein system geometry.


During the 1999 exploration season Great Basin plans a $1.5 to $2.5 million exploration program to build on reinterpretation of the multiple vein intercepts in the Hollister area, by drilling angled core holes to establish the presence and continuity of this high-grade gold-silver system. Drill holes will test projected intersections of major ore-controlling northeast, east and north trending fault zones. Depending on results, 15 to 25 angled core holes with an average length of 1,000 feet are planned for 1999.


Other Property Interests

The Company has interests in certain properties which are not considered to be material to current operations. A brief summary of 1996, 1997 and 1998 activities on each of these properties follows:

Yakobi Island Property

The Yakobi Island property is located approximately 70 miles west of Juneau in the Sitka Recording District, at the northernmost end of the Alexander Archipelago of Southeast Alaska. Access to the property is by helicopter or by boat to the dock at Bohemia Basin. The property consisted of 39 unpatented federal claims and 11 patented federal claims at Bohemia Basin. It also includes a 1.95 acre Alaska Tidelands Lease which covers a 200-foot dock at the Lower Camp access to Bohemia Basin. The Company held an undivided 100 percent interest in certain patented and unpatented mineral claims on the Yakobi Island property. In August 1997, all rental payments on the unpatented claims held by the Company on this property were allowed to lapse. The property is without a known body of commercial ore and the Company´s activities on the property to date have been exploratory in nature. The Company intends to hold its interest in the patented claims and maintain the tidelands lease for use of the dock at Bohemia Basin.

The Company is in discussions with a Land Trust for the sale of the Yakobi Island properties. If concluded, the agreement would provide for clean up activities on the site and proceeds to the Company for the 155 acre property at appraised value, less an administrative fee payable to the Land Trust.

Dispositions and Investments in Other Properties

South Monitor Property

The South Monitor property, which consists of 147 unpatented mining claims, is located in west-central Nevada between the Ellendale and Hannapah Mining Districts at the southern end of the Monitor Range, Nye County. The property which was held by the Company and Gold Exploration General Partnership, the general partner of which is Nassau Ltd., has been abandoned. Each partner holds a 50% interest in the property. The partners have elected to farm the property out to larger exploration companies who have the resources to fully explore the property´s mineral potential. The South Monitor property is without a known body of commercial ore and the Company´s activities on the property to date have been exploratory in nature. No reclamation liabilities are anticipated.

Red Mountain Property

The Company acquired this property as a result of the amalgamation of Cornucopia Resources Ltd. and Cyrano Resources Inc. in November 1985 and sold it in September, 1989.

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

The Registrant's shares traded on The Nasdaq Stock Market's, SmallCap Market ("Nasdaq") from October 18, 1988, to October 28, 1998. As the minimum bid price of the Registrant's shares did not meet the new requirements to remain on Nasdaq, the Registrant's shares were moved to the OTC Bulletin Board on October 29, 1998. Due to the major reorganization of the Company, as outlined in Item 1- "Significant Transactions of the Company" - "Major Reorganization" and "Acquisition of Stockscape Technologies Ltd.", the Registrant applied to delist its shares from the Toronto Stock Exchange ("TSE"), which became effective on the close of business March 31, 1999.


The high and low trade prices of the Registrant's Common Shares as reported on the TSE and as quoted on Nasdaq and the OTCBB for each quarter during the past two years are as follows:


		High	Low
Period	TSE	(C $)	(C $)

1997	First quarter	1.29	0.90
	Second quarter	1.10	0.70
	Third quarter	0.85	0.45
	Fourth quarter	0.79	0.19

1998	First quarter	0.49	0.19
	Second quarter	0.33	0.04
	Third quarter	0.15	0.05
	Fourth quarter	0.13	0.035

1999	First quarter (to March 29, 1999)	0.20	0.035

The following table sets forth, for the periods indicated, the high and low bid prices of the Registrant's Common Shares as quoted on Nasdaq and the OTCBB after October 29, 1998:


		High	Low
Period		(US $)	(US $)

1997	First quarter	0.94	0.62
	Second quarter	0.81	0.50
	Third quarter	0.59	0.31
	Fourth quarter	0.56	0.16

1998	First quarter	0.37	0.12
	Second quarter	0.21	0.03
	Third quarter	0.09	0.03
	Fourth quarter	0.09	0.02

1999	First quarter	0.11	0.02
	Second quarter (to May 7, 1999)	0.20	0.08


The TSE, Nasdaq and OTCBB quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


As at May 7, 1999, there were approximately 2,056 registered shareholders of record holding a total 41,591,834 Common Shares of the Company. To the best of the Registrant´s knowledge there were 82 registered Canadian shareholders, 7 international shareholders, and 1,967 shareholders resident in the United States holding approximately 8,759,645, 24,124 and 32,808,065 shares respectively, which represented 21.06%, 0.06% and 78.88% respectively of the Company´s shares then outstanding.

The Company has not declared or paid any dividends on its common shares and currently intends to utilize all of its funds to finance its business development activities and for the acquisition of capital assets relating to its business. It does not foresee paying any dividends on its common shares in the near future.

There are no arrangements known to the Registrant which would result in a change of control of the Registrant except for the proposed acquisition of Stockscape Technologies Ltd., which, if concluded, will result in a change of control of the Company. See Item I: "Significant Transactions of the Company - (3) Acquisition of Stockscape Technologies Ltd." and "Appendix A" of the Registrant's Definitive Proxy Materials, filed as Schedule 14a, dated June 10, 1999.


There are currently no limitations imposed by Canadian federal or provincial laws on the rights of non-resident or foreign owners of Canadian securities to hold or vote the securities held. There are no such limitations imposed by the Registrant´s Memorandum, Articles or contracts of which the management of the Registrant is aware.

There are no decrees or regulations in Canada or its several provinces that restrict the import or export of capital, including, but not limited to foreign exchange controls, or that affect the remittance of dividends or other payments to holders of the Registrant´s securities. Any such remittances to United States residents, however, are subject to withholding tax.


Under Section 1296 of the Internal Revenue Code of the United States, a foreign corporation is treated as a passive investment company (a "PFIC") if a corporation not formed in the United States earns 75% or more of its income from passive sources. Because the Company may have been a PFIC for its fiscal year ended December 31, 1998, and may have been a PFIC for some of its fiscal years ending before that date, each US shareholder of the Company should consult a tax advisor with respect to how the PFIC rules may affect such shareholder's tax situation. In particular, a US shareholder should determine whether such shareholder should elect to have the Company be treated as a Qualified Electing Fund in the event the Company is a PFIC. This might avoid adverse US federal income tax consequences that may otherwise result from the Company should it be treated as a PFIC.


Tax Consequences

The discussion under this heading summarizes the principal Canadian federal income tax consequences of acquiring, holding and disposing of Common Shares of the Registrant for a shareholder of the Registrant who is not resident in Canada but is resident in the United States and who will acquire and hold Common Shares of the Registrant and capital property for the purpose of the Income Tax Act (Canada) (the "Tax Act"). This summary does not apply to a shareholder who carries on business in Canada through a "permanent establishment" situated in Canada or performs independent personal services in Canada if the shareholder´s holding in the Registrant is effectively connected with such permanent establishment or fixed base. This summary is based on the provisions of the Tax Act and the regulations thereunder and on counsel´s understanding of the administrative practices of Revenue Canada, and takes into account all specific proposals to amend the Tax Act or regulations made by the Minister of Finance of Canada to March 3, 1997. It has been assumed that there will be no other relevant amendment of any governing law although no assurance can be given in this respect. The existing tax treaty between the United States and Canada essentially calls for taxation of shareholders by the shareholder´s country of residence. In those instances in which a tax may be assessed by the other country, a corresponding credit against the tax owed in the country of residence is generally available, subject to limitations. This discussion is general only and is not a substitute for independent advice from a shareholder´s own Canadian and US tax advisor.

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

Disposition of Common Shares

Under the Tax Act, a taxpayer´s capital gain or capital loss from a disposition of a Common Share of the Registrant is the amount, if any, by which his proceeds of disposition exceed (or are exceeded by, respectively) the aggregate of his adjusted cost base of the share and reasonable expenses of disposition. Three-quarters of a capital gain (the "taxable capital gain") is included in income, and three-quarters of a capital loss in a year (the "allowable capital loss") is deductible from taxable capital gains realized in the same year. The amount by which a shareholder´s allowable capital loss exceeds the taxable capital gain in a year may be deducted from a taxable capital gain realized by the shareholder in the three previous or any subsequent year, subject to certain restrictions in the case of a corporate shareholder and subject to adjustment when the capital gains inclusion rate in the year of disposition differs from the inclusion rate in the year the deduction is claimed.

If a Common Share of the Registrant is disposed of to the Registrant other than in the open market in the manner in which shares would normally be purchased by the public, the proceeds of disposition will, in general terms, be considered as limited to the paid-up capital of the share and the balance of the price paid will be deemed to be a dividend. In the case of a shareholder that is a corporation, the amount of any capital loss otherwise determined may be reduced, in certain circumstances, by the amount of dividends previously received in respect of the shares disposed of, unless the corporation owned the shares for at least 365 days prior to sustaining the loss and (together with corporations, persons and other entities, with whom the corporation was not dealing at arm´s length) did not own more than 5% of the shares of any class of the corporation from which the dividend was received. These loss limitation rules may also apply where a corporation is a member of a partnership or a beneficiary of a trust that owned the shares disposed of.

Under the Tax Act, a nonresident of Canada is subject to Canadian tax on taxable capital gains and may deduct allowable capital losses, realized on a disposition of "taxable Canadian property". Common Shares of the Registrant will constitute taxable Canadian property of a shareholder at a particular time if the shareholder used the shares in carrying on business in Canada, or if at any time in the five years immediately preceding the disposition 25% or more of the issued shares of any class or series in the capital stock of the Registrant belonged to one or more persons with whom the shareholder did not deal at arm´s length and in certain other circumstances.

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


United States Tax Consequences


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

Distributions on Common Shares

US Holders receiving dividend distributions (including constructive dividends) with respect to the Registrant´s Common Shares are required to include in gross income for the United States federal income tax purposes the gross amount of such distribution to the extent that the Registrant has current or accumulated earnings and profits, without reduction for any Canadian income tax withheld from such distributions. Such Canadian tax withheld (see above) may be credited, subject to certain limitations, against the US Holder´s United States federal income tax liability or, alternatively, may be deducted in computing the US Holder´s United States federal income tax by those who itemize deductions. (See more detailed discussion at "Foreign Tax Credit" Below). To the extent that distributions by the Registrant exceed current or accumulated earnings and profits of the Registrant, they will be treated first as a return of capital up to the US Holder´s adjusted basis in the Common Shares and thereafter as gain from the sale or exchange of such shares. Preferential tax rates for long-term capital gains are applicable to a US Holder which is an individual, estate or trust. There are currently no preferential tax rates for long-term capital gains for a US Holder which is a corporation.

Dividends paid on the Registrant´s Common Shares will not generally be eligible for the dividends received deduction provided to corporations receiving dividends from certain United States corporations. A US Holder which is a corporation may, under certain circumstances, be entitled to a 70% deduction of the United States source portion of dividends received from the Registrant if such US Holder owns shares representing at least 10% of the voting power and value of the Registrant. The availability of this deduction is subject to several complex limitations which are beyond the scope of this discussion.

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

The foregoing discussion is based upon the sections of the Code, Treasury Regulations, published Internal Revenue Service rulings, published administrative positions of the Internal Revenue Service and court decisions that are currently applicable, any or all of which could be materially adversely changed, possibly on a retroactive basis, at any time. In addition, this discussion does not consider the potential effects, both adverse and beneficial, of proposed legislation which, if enacted, could be applied, possibly on a retroactive basis, at any time. The foregoing discussion is for general information only and is not intended to be, nor should it be construed to be, legal or tax advise to any holder or prospective holder of the Registrant's Common Shares, and no opinion or representation with respect to the United States federal income tax consequences to any such prospective holders of the Registrant´s Common Shares should consult their own tax advisors about the federal, state, local and foreign tax consequences of purchasing, owning and disposing of Common Shares of the Registrant.

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

Grant of Options Outside of the Registrant's Stock Option Plan


On September 10, 1998, the Board of Directors resolved that an aggregate of 1,415,000 new stock options of which 50,000 have been subsequently cancelled, be granted to directors and employees of the Company to reflect the current market price of the Registrant's shares, at an exercise price of C$0.15 per share, expiring September 9, 2003, and that the new options would be granted outside of the Plan. The Registrant received notice from the Toronto Stock Exchange that the options were not approved until such time that the Company received a favorable vote of the shareholders at the upcoming Annual and Extraordinary General Meeting.


Anti-Take Over Provisions of Articles

The overall effect of the Registrant's Articles may be to render more difficult or discourage the accomplishment of mergers, tender offers and forms of business combinations, reorganizations and sales of assets, as well as to discourage the assumption of control of the Registrant by a principal shareholder.

In August 1992, the Registrant adopted a Shareholder Protection Rights Plan Agreement, amended in July 1996, (the "SPRPA") which will remain in effect for ten years to protect the Company from unfair, abusive or coercive takeover strategies. The Rights issued to shareholders under the SPRPA will entitle the holder upon the occurrence of certain triggering events (including the acquisition of 10% or more of the Common Shares of the Registrant in a transaction not approved by the Registrant Board) to acquire additional equity interest in the Registrant at a 50% discount to the market. However, the Rights are not triggered by a "Permitted Bid" which is a bid that is made to all shareholders for all of their Common Shares in accordance with relevant securities legislation and other reasonable conditions, provided that a majority of the Common Shares held by independent shareholders are deposited in acceptance of such a bid.

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

ITEM 6: SELECTED FINANCIAL DATA

The following selected financial information has been derived from the consolidated financial statements of the Company for the periods indicated.

	Years Ended December 31
	1998	1997	1996	1995	1994
Operating Data

Revenues	$ --	$ --	$ 115,096	$ 315,144	$ 263,457

Gross profit (loss) from operations	--	19,433	(78,269)	(19,749)	40,724

Interest and other income	70,394	51,705	460,093	280,914	204,652

(Gain) on sale or write down of Resource Assets	(180,972)	16,000,000	988,396	701,006	164,158

Income (loss)	(707,607)	(18,464,625)	(2,610,635)	(2,640,663)	(1,924,518)

Income (loss) per share	(0.02)	(0.49)	(0.09)	(0.11)	(0.09)

Weighted average number of Common Shares outstanding	39,291,535	37,514,204	30,287,082	24,847,263	21,400,555

Balance Sheet and Other Data (at period end)

Total assets	2,271,874	18,357,596	24,615,551	11,561,496	13,369,024

Working capital	284,001	(13,970,445)	(263,587)	1,015,931	6,349,434

Provision for site restoration	--	172,908	--	500,000	475,000

Capital Lease Obligations	--	42,436	95,830	109,866	--

Shareholders' Equity	2,170,597	2,588,145	20,297,412	9,420,622	7,043,872

Increase (decrease) in cash	(892,783)	(2,873,581)	2,609,716	(5,387,816)	1,514,894

There have been no changes in accounting methods over the five year period.

The Company uses the United States dollar as its reporting currency. Monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the rate in effect on the dates of the related transactions. Revenue and expenses are translated at rates approximating exchange rates in effect at the time of transactions. See Item 1: "Industry Overview and Factors Relating to the Company's Properties" - (n) "Currency and Conversion."

ITEM 7: MANAGEMENT´S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion of the financial position of the Company and results of operations for the years ended December 31, 1998, 1997 and 1996, should be read in conjunction with the Consolidated Financial Statements and the related notes. These statements were prepared using accounting principles generally accepted in Canada. Reference should be made to note 7 of the Consolidated Financial Statements for a reconciliation of Canadian and United States generally accepted accounting principles.

The following discussion contains statements which are not historical facts, and within the meaning of the Private Securities Litigation Reform Act of 1995 are considered "forward looking statements". (Reader should refer to Part I for the full cautionary statement.)

Overview

Since its incorporation the Registrant's primary focus has been the exploration, development and mining of precious metal deposits. On March 2, 1999, a major reorganization was announced which, if approved by shareholders, will result in a change in the Registrant's business focus and a restructuring of the Registrant´s remaining active mining property interest into an investment in an arm´s length entity.

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


At present, the Company's principal and only active mining asset is its interest in the Ivanhoe Property in Nevada's Carlin Trend. As part of the reorganization of the Company an agreement dated March 2, 1999 was entered into with Great Basin pursuant to which the Registrant will sell its wholly-owned subsidiary Touchstone, which holds the Ivanhoe Property, to Great Basin, in exchange for 2,750,000 common shares and 250,000 share purchase warrants of Great Basin.

As part of its proposed reorganization the Registrant plans to complete the acquisition of Stockscape Technologies Ltd., a British Columbia company, a privately-held Internet investment research provider with an established website at Stockscape.com. As a condition precedent to the Stockscape acquisition, the Registrant will be required to consolidate its issued and outstanding Common Shares on a 10-for-1 basis. At the Annual and Extraordinary General Meeting, the shareholders will be asked to pass a special resolution approving the consolidation. This resolution must be passed by a majority of 75% of the votes cast on the resolution: See Item 1 "Significant Transactions of the Company" - (3) "Acquisition of Stockscape Technologies Ltd."


Results of Operations

Years ended December 31, 1998, compared to years ended December 31, 1997 and 1996

Revenues


Revenues from interest and other income were $70,394 and $51,705 in the years ended December 31, 1998 and 1997, respectively. $19,433 in operating income was derived from the reversal, in the second quarter of 1997, of accrued reclamation costs reported as operating costs in previous periods. The increase was due to an accrual of investment income on the reclamation bond for Mineral Ridge. Revenues in the form of interest income are expected to occur to the extent that excess cash from any future financings is temporarily invested. No future revenues are anticipated from mining investments.

During the year ended December 31, 1998, revenues from dore shipments from the Mineral Ridge Mine were $3.1 million. These amounts continue to be recorded as an offset to capital expenditures as the Mineral Ridge Mine had not yet met tests that qualified the project as being in full commercial production for accounting purposes. As a result, no amounts from the sale of gold and silver from the Mineral Ridge Mine have been included under revenue on the Consolidated Statement of Loss and Deficit.


Expenses

General and administrative expenses declined to $968,455 in the year ended December 31, 1998, from $1,987,525 for the year ended December 31, 1997 and $2,776,253 for the year ended December 31, 1996. The decrease was due to a reduction in the Vancouver, British Columbia, office staff costs and reductions in other expense areas such as investor relations, rent, insurance and travel. Significant reductions were made in 1998 in the general and administrative expenses of Mineral Ridge but, as discussed above, these were capitalized and therefore not reported on the Consolidated Statement of Loss and Deficit.


During the year 1997, the Registrant recorded an expense of $476,341 due to the writedown of its investment in Carlin Resources shares ("Carlin Resources"). In 1998, the Registrant sold all of its share holdings in Carlin Resources and recorded a gain thereon of $25,177. At December 31, 1998, the Registrant recorded a $15,695 writedown of its investment in Vista Gold shares to adjust to the year end market value.


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

The equity method of accounting for the investment in Carlin Resources was applicable resulting in losses of $71,897 for the year ended December 31, 1997 and $112,264 for the year ended December 31, 1996. No corresponding loss was applicable to the year ended December 31, 1998.

Loss per Common Share


The Registrant´s net loss for the year ended December 31, 1998, was $707,607, compared to a net loss of $18,464,625 in 1997 and a net loss of $2,610,635 in 1996. The net profit for the fourth quarter 1998, was $64,127 compared to net loss of $17,662,514 for the fourth quarter 1997.


The weighted average number of Common Shares for the year ended December 31, 1998, was 39.3 million which resulted in a loss of $0.02 per share compared to a loss of $0.49 per share for the year ended December 31, 1997.

Liquidity and Capital Resources

A low gold price and problems originating in 1997 with construction delays and water supply at the Mineral Ridge Mine led to covenant breaches and repayment defaults under the Company's Mine Debt Financing Facility and the reclassification of the entire loan as a current liability. These events led the Registrant to report a significant working capital deficiency since September 1997.

The agreement with Vista Gold, completing the sale of the Company's wholly-owned subsidiary Mineral Ridge, included agreements for the release of all of the Company's obligations under the $14.4 million Mine Debt Financing Facility, the $1.3 million account payable to its mining contractor and $0.6 million holdback payable to its construction contractor.


The Registrant had positive working capital of $284,001 at December 31, 1998, compared to a $13,970,445 working capital deficiency at December 31, 1997. As a result of its withdrawal from active mining and exploration occasioned by the sale of the Mineral Ridge and Ivanhoe properties, the Company has no material commitments for capital expenditures. See "Risks and Uncertainties". Cash and cash equivalents decreased by a net amount of $892,783 in the year ended December 31, 1998. Significant uses of cash were to fund accounts payable reductions, net capital expenditures on resource assets at the Mineral Ridge Mine, and for operations, primarily general and administrative expenses and staff costs. These expenditures were financed by a reduction in accounts receivable, the private placement by Vista Gold and by drawing down cash balances.

If, for any reason, the acquisition of Stockscape and the associated C$2,000,000 private placement financing do not complete, the Company has up to six months of capital resources to fund general and administrative expenses. If the Company is unsuccessful in completing all proposals which require approval by shareholders and if the acquisition of Stockscape and associated C$2,000,000 private placement financing do not complete, general and administrative activity will be curtailed to conserve funds and management will pursue all other financing possibilities and evaluate other prospects for business development. If alternative financing cannot be obtained the Company may be forced to liquidate assets and could be forced into receivership.


Ivanhoe Joint Venture

Since the sale of Mineral Ridge, the Company has focused its activities on the Ivanhoe Property where its joint venture partner Great Basin has earned a 75% interest under the Venture Agreement. After the earn-in by Great Basin, the Company would be expected to commit to exploration budgets set by Great Basin which would have resulted in cash calls. Provisions in the Venture Agreement would allow the Company the option of not participating in exploration program budgets but at the cost of a dilution of its interest. For example, by opting out of the proposed programs for exploration and reclamation for 1999, the Company would have suffered dilution from a 25% interest to a 19% interest. The Company has entered enter into a Sale Agreement dated March 2, 1999, with Great Basin pursuant to which the Company will sell its wholly-owned subsidiary, Touchstone, to Great Basin in exchange for shares of Great Basin: See "Significant Transactions of the Company" - (2) "Ivanhoe Joint Venture Agreement and Sale of Ivanhoe Property Interest."

Acquisition of Stockscape Technologies Ltd.

Under the terms of a Share Exchange Agreement entered into between the Registrant and the shareholders of Stockscape, the Registrant will acquire all of the issued and outstanding shares of Stockscape by issuing 10,000,000 post-consolidation Common Shares of the Registrant (the "Payment Shares"). The parties have agreed that the Payment Shares will be issued for a deemed value of C$0.50 per share, making the overall deemed value of the transaction C$5 million. Both the shareholders of Stockscape and Stockscape are entirely at arm's length to the Registrant. The acquisition of Stockscape is conditional upon the completion of due diligence by both parties and the execution and delivery of definitive documentation. The Payment Shares will be subject to trading restrictions under United States securities legislation for a minimum of two years.


In its third year of operation, Stockscape has financed its development and operations by equity financing and a loan payable to one of its shareholders. As Stockscape's policy is to expense business and software development costs, a deficit of C$813,043 has accumulated as at December 31, 1998. Business and software development costs over the upcoming twenty-four months are expected to be financed from revenues and from equity financing issued by the combined entity. The acquisition of Stockscape is also subject to conditions precedent, one of which is the commitment for a financing of up to C$2,000,000 and representing 4,000,000 units, each unit consisting of one Common Share and two share purchase warrants of the Company, to be completed at the time of closing of the acquistion of Stockscape. More detailed information on Stockscape is provided in the Registrant's Definitive Proxy Materials, filed as Schedule 14a, dated June 10, 1999.


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


In the event that the sale of Touchstone is not approved, certain obligations to reclaim the Ivanhoe Property will continue to be the responsibility of the Company. However, the Ivanhoe Venture agreement provides for these obligations to be met by Great Basin through the progressive dilution of the Company´s interest in the Ivanhoe Joint Venture. Reclamation on the Ivanhoe Property is being carried out by Newmont pursuant to a current budget totaling $5,893,512 through to completion in 2004. The reclamation program was substantially complete as at March 31, 1999, with total expenditures of $5,707,585 had been spent. Budgeted expenditures for the years 2000 to 2004 relate to monitoring.

If the sale of the Company's interest in the Ivanhoe Property to Great Basin is not ratified by the shareholders, the Company's interest in the Ivanhoe Venture will be diluted from 25% to 19% effective March 31, 1999. Management considers it unlikely that the Company will be able to raise the funds required to continue to participate in the Ivanhoe Venture or to meet any reclamation obligations given the current unfavourable market conditions faced by resource companies and the depressed price of the Company's shares. In these circumstances, the Company's interest could ultimately be reduced to a 5% Net Profits Interest or a 2-1/2% Net Smelter Royalty.

"Reclamation" is the term used to describe the process of remediating land which has been disturbed in the course of exploration, development and mining activities on any property. Standards for reclamation may be set and reclamation programs approved by both Federal and State authorities and usually require that the disturbance be restored to environmental standards compatible with the condition of the property prior to the commencement of operations. Frequently cash is deposited or bonds put in place by the operator prior to the granting of permits by the authorities in order to ensure that subsequent reclamation work is adequately funded.


New Business

For risk factors relating to and the effect of the acquisition of Stockscape on shareholder liquidity, reference should be made to "Appendix A" - sections "Risk Factors" and "Liquidity and Capital Resources" of the Registrant's Definitive Proxy Materials, filed as Schedule 14a, dated June 10, 1999, which is incorporate in this document by reference.

Market for Securities

The Common Shares of the Registrant commenced trading on the OTCBB (symbol CNPGF) effective October 29, 1998. The Registrant remains a reporting company under the United States Securities and Exchange Commission rules. The Registrant applied to the Toronto Stock Exchange to delist its Common Shares, because after giving effect to the reorganization the Registrant would not have met the continued listing requirements. The shares were delisted following the close of business on March 31, 1999.

Year 2000 Computer Risk


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


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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company as at December 31, 1998, and the reports of independent Chartered Accountants are included in this report as follows:

Page

(i) Report of Independent Chartered Accountants for the years ended December 31, 1996,

December 31, 1997, and December 31, 1998 including comments by Auditors for U.S. readers on Canada- U.S. reporting differences, dated April 1, 1999. 30

(ii) Consolidated Balance Sheets as at December 31, 1997, and December 31, 1998. 31

(iii) Consolidated Statements of Loss and Deficit for the years ended December 31, 1996,

December 31, 1997, and December 31, 1998. 324141

(iv) Consolidated Statements of Changes in Financial Position for the years ended December 31, 1996,

December 31, 1997, and December 31, 1998. 33

(v) Notes to the Consolidated Financial Statements for the years ended December 31, 1996,

December 31, 1997, and December 31, 1998. 34 - 44

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company´s auditor is KPMG LLP, Chartered Accountants of 777 Dunsmuir Street, Vancouver, British Columbia, V7Y 1K3.

The Company has no disagreements on accounting or financial disclosure matters with its accountants.

AUDITORS´ REPORT

To the Shareholders

Cornucopia Resources Ltd.

We have audited the consolidated balance sheets of Cornucopia Resources Ltd. as at December 31, 1998 and 1997 and the consolidated statements of loss and deficit and changes in financial position for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company´s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

(signed) "KPMG LLP"

Chartered Accountants

Vancouver, Canada

April 1, 1999

Cornucopia Resources Ltd.
Consolidated Balance Sheets
(Stated in United States Dollars)

		December 31,
		1998	1997
Assets
	Note
Current Assets
Cash and cash equivalents		103,949	996,732
Accounts receivable		25,844	546,050
Prepaid expenses and deposits		21,180	40,880
Investment	4	234,305	--

		385,278	1,583,662

Capital Assets	3	11,701	63,116
Mineral properties and deferred exploration costs	4	1,874,895	16,710,818

Total Assets		2,271,874	18,357,596

Liabilities

Current Liabilities
Accounts payable and accrued liabilities		101,277	2,367,508
Debt	5	--	13,186,599

		101,277	15,554,107

Capital Lease Obligations		--	42,436
Provision for Site Reclamation	4,10	--	172,908

Total Liabilities		101,277	15,769,451

Shareholders´ Equity

Share Capital	6
Issued and outstanding common shares		38,119,366	37,829,307
1998 - 41,591,834 (1997 - 38,556,040)
Deficit		(35,948,769)	(35,241,162)

Total Shareholders´ Equity		2,170,597	2,588,145

Total Liabilities and Shareholders´ Equity		2,271,874	18,357,596
Operations	1
Commitments and Contingencies	10
Subsequent events	12

Approved by the Board:

(Signed)

Andrew F. B. Milligan, Director

(Signed)

Sargent H. Berner, Director


Cornucopia Resources Ltd.
Consolidated statements of Loss and Deficit
(Stated in United States Dollars)

	December 31,
	1998	1997	1996

Revenues
Product sales	--	--	115,096
Production costs	--	(19,433)	193,365
Operating profit (loss)	--	19,433	(78,269)
Interest and other income	70,394	51,705	460,093

	70,394	71,138	381,824

Expenses (other income)
General and administrative expenses	968,455	1,987,525	2,776,253
(Gain) loss on disposal and writedown of investments and marketable securities	(9,482)	476,341	(631,970)
(Gain) on sale or write down of mineral properties	(180,972)	16,000,000	988,396
Equity loss	--	71,897	112,264

	778,001	18,535,763	3,244,943

Loss before non-controlling interest	707,607	18,464,625	2,863,119
Non-controlling interest	--	--	252,484

Net loss for the year	707,607	18,464,625	2,610,635

Deficit, beginning of the year	35,241,162	16,776,537	14,165,902

Net loss for the year	707,607	18,464,625	2,610,635

Deficit, end of the year	35,948,769	35,241,162	16,776,537

Loss per Share	.02	0.49	0.09

Weighted Average Common Shares Outstanding	39,291,535	37,514,204	30,287,082


Cornucopia Resources Ltd.
Consolidated statements of Changes in Financial Position
(Stated in United States Dollars)

	December 31,
	1998	1997	1996
Cash Provided By (Used in)
Operations
Net loss for the period	(707,607)	(18,464,625)	(2,610,635)
Items not involving cash;
Amortization	134,683	103,536	101,692
Reclamation accrual	--	172,908	--
(Gain) loss on disposal and writedown of investments and marketable securities	(9,482)	476,341	(631,970)
(Gain) on sale or write down of mineral properties	(180,972)	16,000,000	988,396
Equity loss	--	71,897	--
Non - controlling interest	--	--	(252,484)

	(763,378)	(1,639,943)	(2,405,001)

Net change in non-cash working capital items;
Accounts receivable	420,479	(413,720)	14,044
Product inventory	--	3,084	18,617
Prepaid expenses and deposits	19,701	(2,384)	24,961
Loans and advances	--	(85,500)	--
Prepaid to mining venture net of liabilities	--	--	(25,000)
Accounts payable and accrued liabilities	(400,009)	(1,806,913)	4,003,572
Due to mining joint venture	--	(47,888)	(92,530)

	(723,207)	(3,993,264)	1,538,663

Investing
Investments	(250,000)	1,001,727	969,354
Proceeds on partial disposition of mineral properties	--	--	99,980
Proceeds on disposal of investments	25,177	--	631,970
Proceeds on sale of subsidiary, net of cash of subsidiary at date of sale	212,450	--	--
Note receivable	--	111,837	15,488
Capital assets	--	(64,102)	(83,384)
Mineral properties and deferred exploration costs	(1,268,559)	(13,818,341)	(13,579,965)

	(1,280,932)	(12,768,879)	(11,946,557)

Financing
Debt, Mineral Ridge	853,737	13,186,599	--
Capital lease obligations	(32,440)	(53,394)	(14,036)
Non - controlling interest	--	--	(455,779)
Net proceeds from issue of common shares for cash	250,000	2,501,535	11,741,248
Issue of common shares for services	40,059	--	--
Net proceeds (expenses) from issue of special warrants	--	(1,746,178)	1,746,177

	1,111,356	13,888,562	13,017,610

Increase (Decrease) in Cash	(892,783)	(2,873,581)	2,609,716

Cash and Equivalents, beginning of the year	996,732	3,870,313	1,260,596

Cash and Equivalents, end of the year	103,949	996,732	3,870,312
(includes funds in escrow)


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

The Company's principal mineral property, the Ivanhoe Property, is currently being explored by Great Basin Gold Ltd. (Great Basin) under a Venture Agreement . The Company faces dilution under the Venture Agreement unless it participates in future exploration programs conducted by Great Basin. The financial position of the Company would not allow participation in such exploration programs without undertaking some form of financing. At December 31, 1998, the Company had working capital of $284,001 (1997 - deficit of $13,970,445). The Company has very limited ability to access capital markets because of market conditions generally in financing resource related business activities as well as the depressed price of the Company's Common Shares.

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


The Company's 25% interest in the Ivanhoe joint venture (note 4(a)) has been accounted for by the proportionate consolidation method. For the 1996 year end, product sales and production costs represent the Company's proportionate share of the Ivanhoe joint venture operations. All significant intercompany accounts and transactions have been eliminated upon consolidation.


The Company´s operations are in the mining exploration and development industry and are conducted primarily in the United States of America.

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

2. Significant Accounting Policies (cont'd)

  Investment

Investment is carried at the lowest cost or quoted market value


(d) Mineral Properties And Deferred Explorations Costs


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

(f) Foreign Currencies

The Company´s functional and reporting currency is the United States dollar. Monetary assets and liabilities stated in Canadian dollars are translated at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the rate in effect on the dates of the related transactions. Revenues and expenses are translated at rates approximating exchange rates in effect at the time of the transactions. Gains or losses arising on conversion of foreign currency transactions are included in income in the period they occur.

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

(j) Use of Estimates


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, such as the recoverability of mineral properties and deferred exploration costs and liabilities, including the determination of reclamation obligations, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

3. Capital Assets
	December 31, 1998			December 31, 1997
Capital Assets	Cost $	Accumulated Depreciation $	Net Book Value $	Cost $	Accumulated Depreciation $	Net Book Value $

Buildings, leasehold improvements	12,088	9,937	2,151	12,088	5,810	6,278
Drilling, field equipment and vehicles	-	-	-	-	-	-
Furniture, fixtures, and office equipment	212,163	202,613	9,550	212,163	155,325	56,838

	$224,251	$212,550	$11,701	$224,251	$161,135	$63,116


4. Mineral Properties And Deferred Explorations Costs

Exploration Properties	Acquisition Costs $	Deferred Expenses $	December 31, 1998 $	December 31, 1997 $

Ivanhoe Property (a)	1	1,874,891	1,874,892	1,874,892
Mineral Ridge Mine (b)	--	--	--	14,835,922
Other Properties	4	--	4	4

	$5	$1,874,891	$1,874,896	$16,710,818

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

The Company, Newmont and Great Basin, ratified a purchase agreement on August 13, 1997, whereby their respective interests in the Ivanhoe Property were transferred to a joint venture. Under the terms of the agreement, Newmont transferred its 75% interest in the Ivanhoe Property to Great Basin in consideration for a $1,000,000 contribution to a reclamation fund. Immediately thereafter, the Company and Great Basin entered into a joint venture agreement whereby Great Basin must spend $5.0 million in exploration and related expenditures by August 12, 1999. As at December 31, 1998, Great Basin has earned a 75% interest in the property by incurring expenditures totaling $5 million.


4. Mineral Properties And Deferred Explorations Costs (cont'd)

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

(b) Mineral Ridge Mine
Mineral Properties And Deferred Explorations Costs	December 31, 1998 $	December 31, 1997 $

Deposits/Bonds	--	1,056,700
Capital Assets, net	--	484,751
Land/Options	--	1,428,616
Deferred Royalties	--	127,354
Deferred Exploration	--	4,298,803
Deferred Construction Costs	--	12,271,104
Net Smelter Revenue	--	(7,612,719)
Deferred Financing Costs	--	--
Other Capital Costs	--	2,781,313

	--	$14,835,922


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


Annually, the Company reviews the carrying values of its portfolio of mining properties and exploration properties. During 1997, it was determined that certain Mineral Ridge mine assets had suffered a permanent impairment in value and therefore were written down to their estimated net recoverable amounts.


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

6. Share Capital

(a) Shares Authorized, Issued and Outstanding

Authorized:

100,000,000 preferred shares without par value, with rights to be determined upon issue.

200,000,000 Common Shares authorized, without par value.

Issued and outstanding:	Number of Shares	Average Price per Share $	Value of Share Capital $
Balance, January 1, 1996	26,290,340		23,586,524
- issued for cash	8,767,700	1.339	11,741,248

Balance, December 31, 1996	35,058,040		35,327,772
- issued for cash	3,498,000	0.715	2,501,535

Balance, December 31, 1997	38,556,040		37,829,307
- issued for services	107,500	0.200	21,500
- issued for services	150,517	0.123	18,559
- issued for cash	2,777,777	0.090	250,000

Balance, December 31, 1998	41,591,834		$38,119,366

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

Under the Share Purchase Plan participants who are full-time employees and have one year of continuous service, may contribute up to 10% of their annual basic salary to the plan for the purpose of purchasing Common Shares of the Company. The Company will contribute an amount equal to one-sixth of the participant´s contribution during the first year of participation and one-third in subsequent years. At the end of each calendar quarter, participants are issued Common Shares based on the contributions made to date, with delivery of the shares to the participants six months after issue.

Under the Share Option Plan participants who are employees of the Company or who, in the opinion of the Board of Directors, are in a position to contribute to the Company´s success or are worthy of special recognition, may be granted options ("discretionary options") to purchase Common Shares of the Company at a price per share not less than the fair market value of the shares on the day before the grant.

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
Options Granted			Options Outstanding	Options Outstanding	Number of Options Outstanding
Year Granted	Exercise Price (C $)	Expiry Date	Inside the Stock Option Plan	Outside the Stock Option Plan	Total
1995	$ 0.68	January 4, 2000	175,000		175,000

1996	$ 0.68	January 4, 2001	873,000		873,000

1997	$ 0.68	February 2, 2002	12,000		12,000
	0.68	February 27, 2002	300,000		300,000
	0.68	May 20, 2002	35,000		35,000
	0.68	June 19, 2002	250,000		250,000

1998	$0.26	January 4, 2003	50,000		50,000
	0.15	November 17, 2003	100,000		100,000
	0.15	September 9, 2003		1,365,000	1,365,000

			1,795,000	1,365,000	3,160,000

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

A summary of the Company's outstanding stock option transactions as at year ended December 31, is as follows:
1998		1997	1996
Outstanding at beginning of year (Share Option Plan)	2,275,000	2,303,000	950,000
Granted	150,000	992,000	1,675,000
Exercised	--	--	(222,000)
Cancelled or expired	(630,000)	(1,020,000)	(100,000)
Outstanding at end of year (Share Option Plan)	1,795,000	2,275,000	2,303,000

Granted on September 10, 1998 (Outside the Plan)	1,415,000	--	--
Cancelled or expired	(50,000)	--	--
Outstanding at end of year (Outside the Plan)	1,365,000	--	--
Total Stock Options Outstanding	3,160,000	2,275,000	2,303,000

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

(d) Share Purchase Warrants

As at December 31, 1998, the following share purchase warrants were outstanding:

Number of Shares	Exercise Price	Expiry Date
	C$
900,000	2.65	March 4, 1998	(expired)
3,025,000	2.75	May 15, 1998	(expired)
1,199,000	1.50	May 15, 1998	(expired)
1,100,000	1.25	March 26, 1998	(expired)
1,750,000	0.20	December 31, 2001

(e) Shareholder Protection Plan

On August 18, 1992, the Company adopted a Shareholder Protection Rights Plan Agreement and amended on July 16, 1996, (the "SPRPA") which will remain in effect for ten years. Under the SPRPA, one right is issued in respect of each Common Share outstanding and each Common Share issued thereafter. Each right entitles the holder to purchase one Common Share at a 50% discount to the market. After a person acquires 10% or more of the voting shares of the Company or announces an intention to do so, the rights become exercisable. The rights are not triggered by a bid which is made to all shareholders in accordance with relevant securities legislation.

7. Differences Between Accounting Principles Generally Accepted In Canada And The United States

(a) For purposes of United States generally accepted accounting principles, the Company would have adopted Financial Accounting Standards Board Statement ("FASB") No. 109, "Accounting for Income Taxes". Statement 109 requires companies to account for income taxes by an asset and liability method. As indicated in note 8, the Company has significant unrecognized loss carry forwards for income tax purposes. As it is not more likely than not as to the utilization of the loss carry forwards, the benefit attributable thereto would be fully offset by the valuation allowance. Accordingly, the adoption of Statement No. 109 does not result in a material difference for accounting purposes.

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


  Under United States accounting principles the $16,000,000 writedown of assets relating to the Mineral Ridge Mine in 1997 would have been calculated using discounted cash flow methods. Under such calculation methods using a discount rate of 4% per annum an additional provision of $900,000 would have been recorded. Due to the sale of the Mineral Ridge Mine in 1998, the Company would have recorded an additional $900,000 gain on sale of such assets.


  Under United States accounting principles, the Company's interest in the Ivanhoe joint venture (note 4 (a)) would be accounted for by the equity method. If applied, this difference would not impact the reported earnings or shareholders' equity.


  For United States accounting purposes the Company adopted FASB Statement of Financial Accounting Standard ("SFAS") No.121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under SFAS No. 121, and under practices proscribed by the SEC mineral property exploration expenses relating to mineral properties for which commercial feasibility has not yet been established may be expensed. For U.S. GAAP purposes, the Company has chosen to expense these costs and accordingly the Ivanhoe Property is written down to a nominal amount as at December 31, 1996. Under Canadian GAAP, these costs are deferred and amortized over the estimated life of the property following the commencement of commercial production or written off if the property is sold, allowed to laps, or abandoned.


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

The effect of the difference between accounting principals generally accepted in Canada and the United States on the statement of operations is summarized as follows:


		December 31,
	1998	1997	1996
Loss for the period under Canadian GAAP	$(707,607)	$(18,464,625)	$(2,610,635)

Adjustment for writedown of Ivanhoe Property under SFAS No.121			(1,874,891)

Adjustment for writedown of mineral Property (note 7(c))	--	(900,000)	--

Adjustment for sale of Mineral Ridge Mine (note 7(c))	900,000	--	--

Net income (loss) for the period, Under U.S. GAAP	$192,393	$(19,364,625)	$(4,485,526)
Net income (loss) per share, Under U.S. GAAP	$0.00	$(0.52)	($0.15)

The effect of the difference between accounting principals generally accepted in Canada and the United States on specific balance sheet items are summarized as follows:

		December 31,
	1998	1997	1996
Mineral properties and deferred exploration expenses under Canadian GAAP	$1,874,895	$16,710,818	$18,941,138

Adjustment for writedown of Ivanhoe Property under SFAS No.121	(1,874,891)	(1,874,891)	(1,874,891)

Adjustment for additional writedown of Mineral Ridge Mine as if discounted cash flow method had been used.		(900,000)

Mineral properties and deferred exploration expenses, Under U.S. GAAP	$4	$13,935,927	$17,066,247

		December 31,
	1998	1997	1996
Deficit under Canadian GAAP	$35,948,769	$35,241,162	$16,776,537

Adjustment for writedown of Ivanhoe Property under SFAS No.121	1,874,891	1,874,891	1,874,891

Adjustment for additional writedown of Mineral Ridge Mine	(900,000)	900,000

Deficit under U.S. GAAP	$36,923,660	$38,016,053	$18,651,428


8. Income Taxes

The Company´s operations are primarily in the United States. Tax benefits related to losses of prior years are not recognized in the statements of operations and deficit due to the uncertainty of their realization.

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

10. Commitments And Contingencies (cont'd)

(c) Agreements

The services of Andrew F. B. Milligan, a director, President and Chief Executive Officer of the Company, are provided to the Company pursuant to a Consultant/Management Agreement with Glencoe dated December 1, 1991, and amended on December 19, 1992, June 29, 1994, June 1, 1995 and May 20, 1998. Mr. Milligan is the principal shareholder of Glencoe. The agreement includes provisions by which Mr. Milligan is entitled to receive an amount equal to three years´ management fees, and to participate in all employee insurance and benefit plans in place for a period of up to three years if the Company should terminate the agreement or the employment of Mr. Milligan without cause. In order to facilitate the reorganization contemplated herein, Mr. Milligan has agreed that in the event the reorganization described in note 12 receives all required approvals, effective June 1, 1999, Glencoe will accept a 44.4% reduction in salary and the substitution of a 3 year fixed term employment contract in lieu of the three year severance provisions of the current Consultant/Management Agreement. As consideration, for relinquishing these benefits, Glencoe will be granted 400,000 warrants to purchase 400,000 Common Shares of the Company on a post-consolidation basis at a price of C$0.50, in addition to any other options to which Mr. Milligan may be entitled in his continuing capacity as a director and officer of the Company.

(d) Legal


The Company is from time to time involved in various legal proceedings of a character normally incidental to its business. The Company does not believe adverse decisions in any pending or threatened proceedings, or any amounts which it may be required to pay by reason thereof, will have a material adverse effect on the financial condition, cash flows and results of operations of the Company.


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

11. Segmented information


During the year, the Company adopted the new recommendation of the Canadian Institute of Chartered Accountants with respect to segmented disclosure. The Company believes it conducts its business in a single operating segment being the exploration and development of mineral properties. For each of the years presented, all mineral properties were located in the United States and product sales were earned from sources in the United States.


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

CORNUCOPIA RESOURCES LTD.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors of the Registrant are elected at each Annual General Meeting and hold office until the next annual general meeting of shareholders or until their successors are appointed. Executive officers are appointed by the Registrant's Board to serve until terminated by the Registrant's Board or until their successors are appointed.

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

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee

(see Item 11 - "Board Compensation Committee Report on Executive Compensation").

Business Experience of Directors and Officers

The present and principal occupations during the last five years of the Registrant's directors and officers are set forth below.

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

Charles J. G. Russell, is currently a director of Polymet Mining Corp., Lysander Gold Corporation, Carlin Resources Corp., and Quartz Mountain Gold Corp. Previously, Mr. Russell was Vice-President of Ivanhoe Capital Corporation from 1993 to 1995; President of Diamond Fields Resources Ltd. from 1993 to 1994; Senior Vice-President and a director of Galactic Resources Ltd. from 1987 to 1992; a Vice-President and General Manager of St. Lawrence Fluospar Ltd. from 1985 to 1987; General Manager, San Martin Mining, Reasearch and Investment Co. Ltd., Kenya from 1984 to 1985; General Manager, Ashanti Gold Fields Corporation, Ghana from 1980 to 1983; and General Manager, National Iron Ore Co. Ltd., Liberia from 1975 to 1980. Polymet Mining Corp., Carlin Resources Corp. and Lysander Gold Corp. shares listed on the Vancouver Stock Exchange. Quartz Mountain Gold Corp. is listed on The Canadian Unlisted Exchange

Stephen R. Sopher is a professional geologist and a private investor. Mr. Sopher was President and C.E.O. of Lysander Gold Corporation from May 1995, to June 1997, and a director from January 1994, until September 1997. Mr.  Sopher was Executive Vice President and a director of TVX Gold Inc. from January 1991, to September 1992. Prior to the merger of TVX Gold Inc. with Inco Gold Ltd. in early 1991, Mr. Sopher was Vice President Exploration of Inco Exploration and Technical Services, Inc. He joined Inco Limited in 1961 and in 1970 was transferred to Brazil to organize and manage Inco´s exploration program and in 1987 he became Managing Director, South America. Mr. Sopher is a registered Professional Engineer of Ontario, member of the American Institute of Mining, Metallurgical and Petroleum Engineers, Inc. and also the founding member of the Brazil-Canada Chamber of Commerce. Mr. Sopher is also a director of Consolidated Logan Mines, which is listed on the Vancouver Stock Exchange.

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

Robert F. Dunlop resigned as a director in February 1998. Mr. Dunlop was formerly Deputy Chairman of Lonrho plc, the UK conglomerate which has significant mining interests in Africa, including a 37% holding in Ashanti Goldfields in Ghana and a 72% holding in Western Platinum in South Africa. Currently he is also a director of Companhia do Pipeline Moçambique-Zimbabwe Limitada.

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


Section 16(a) of the Exchange Act requires the officers and directors, and persons who own more than 10% of a registered class of equity securities of a reporting company to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and shareholders owning greater than 10% of the common stock of such a company are required by SEC regulation to furnish the Company with copies of all reports filed pursuant to Section 16(a). Based solely upon a review of the reports furnished to the Company, the Company is not aware of any transactions that were not reported on a timely basis or any failure to file any required form.


ITEM 11: EXECUTIVE COMPENSATION

The Company´s executive and employee compensation program is administered by the Compensation and/or Executive Committees. The Compensation Committee establishes or recommends general compensation levels and policies for executive officers and employees of the Company. The Stock Incentive Plan is administered by the Executive Committee or, in the absence of this committee, by executive officers of the Registrant on behalf of the Board of Directors. The Registrant´s Board designates the Members of each committee on an annual basis.

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

Summary Compensation Table Annual Compensation
Name and Principal Position	Year	Salary $	Bonus(1) $	Securities Under Options	All other Compensation (2)

Andrew F. B. Milligan (3)	1998	145,488	--	500,000	--
President and Chief Executive Officer	1997	155,530	--	50,000(4)	--
	1996	158,474	47,542	450,000	--

James A. Currie (5)	1998	14,192	--	--	--
Executive Vice President	1997	112,448	--	400,000	--
and Chief Operating Officer	1996	107,850	18,332	50,000	--

Bobbi-Jo (B. J.) Gordon (7)	1998	10,416	--	--	84,237
Vice President, Finance and	1997	88,604	--	150,000	--
Chief Financial Officer	1996	--	--	--	--

James M. Carter (6)	1998	--	--	--	--
Executive Vice President and	1997	5,400	--	--	--
Chief Financial Officer	1996	132,062	39,168	240,000	--

  Granted in respect of performance in the previous year.

  Represents amount paid or accrued under termination arrangement.

  The services of Mr. Milligan are provided under an Agreement dated December 1, 1991, as subsequently amended, between the Company and Glencoe Management Ltd., a company owned and controlled by Mr. Milligan. See Exhibit 20.4 and "Management Agreements and Termination of Employment and Change-In-Control Arrangements".

  This represents the repricing of the stock options of Mr. Milligan granted in 1995 and 1996. See "Table of Option and SAR Repricing" below.

  The services of Mr. Currie were provided under an Agreement dated November 17, 1997, between the Company and Anacortes Management Ltd. and terminated on February 6, 1998. Mr. Currie resigned his position as Executive Vice- President of the Company in February 1998, and remained a director of the Company's subsidiary Touchstone Resources Company until November 1998.

  The services of Mr. Carter were provided under an Agreement with the Company dated June 1, 1993, and amended June 1, 1995, which terminated January 31, 1997. All options held by Mr. Carter expired on June 30, 1997, pursuant to his termination agreement.

  The services of Ms. Gordon were provided under an agreement with the Company dated February 1, 1997. Ms. Gordon resigned her position as Vice-President, Finance and Chief Financial Officer of the Company in January 1998, and the stock option granted to her in 1997expired in March 2, 1998.

Stock Incentive Transactions during 1998

The following table sets out the details of all stock option grants to the Named Executive Officers during the most recently completed financial year. These stock options were granted outside of the Company's Stock Incentive Plan.

	Number of Securities Underlying	Percent of Total Options Granted to Employees in	Exercise	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Options Terms
Name	Options Granted	Fiscal Year	Price	Date	5%	10%

Andrew F.B. Milligan	500,000	39%	C$0.15	September 9, 2003	C$20,721	C$45,788

Glenn H. Friesen	115,000	9%	C$0.15	September 9, 2003	C$4,766	C$10,531

Note: During 1998, a total of 150,000 options were granted under the Registrant's Stock Incentive Plan. These options were granted at an exercise price equal to the closing price of the Company's Common Shares on the Toronto Stock Exchange on the trading day immediately preceding the date of grant. As part of the corporate reorganization described in Item 1: "Significant Transactions of the Company" - (1) "Major Reorganization" and (3) "Acquisition of Stockscape Technologies Inc.", outstanding directors' and employees' options granted both under and outside of the Company's Stock Incentive Plan will be cancelled, and replaced by new incentive options to purchase post-consolidation shares at a price of C$0.50 per share to be granted under the new Stock Incentive Plan for which shareholder approval will be sought at the upcoming Annual and Extraordinary General Meeting. Details of the Stock Incentive Plan are included in the Registrant's Definitive Proxy Materials, filed as Schedule 14a, dated June 10, 1999, incorporated in this document by reference.

Aggregated Options Exercised, Expired or Surrendered in Last Fiscal Year And Fiscal Year End Option Values

The following table sets out the details of all stock options exercised during the most recently completed financial year by the Named Executive Officers and the financial year end values of the stock options held by the Named Executive Officers.

	Shares Acquired on Exercise	Options(1) Expired Surrendered	Value	Number of Securities Underlying Unexercised Options at 12/31/98 &05/07/99		Value of Unexercised In-The Money Options at 05/07/99
Name	(#)	(#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Andrew F. B. Milligan	--	--	--	500,000 (3)	500,000	Nil	Nil

James A. Currie	--	--	--	400,000 (2)	--	Nil	Nil

Glenn H. Friesen	--	--	--	35,000 (3)	115,000	Nil	Nil

  During 1998 a total of 630,000 options either expired or were surrendered.

  Option exercisable until May 19, 1999.

  It is anticipated that, as part of the corporate reorganization described in Item 1: "Significant Transactions of the Company" - (1) "Major Reorganization" and (3) "Acquisition of Stockscape Technologies Ltd.", outstanding directors' and employees' options granted both under and outside of the Company's Stock Incentive Plan will be cancelled, and replaced by new incentive options to purchase post-consolidation shares at a price of C$0.50 per share to be granted under the new Stock Incentive Plan for which shareholder approval will be sought at the Company's upcoming Annual and Extraordinary General Meeting. Details of the Stock Incentive Plan are included in the Registrant's Definitive Proxy Materials, filed as Schedule 14a, dated June 10, 1999, incorporated in this document by reference.


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

Table of Option and SAR Repricings
Name	Date of Repricing	Securities Under Options/SARs Repriced or Amended (#)	Market Price of Securities at Time of Repricing or Amendment (C $/Security)	Exercise Price at Time of Repricing or Amendment (C $/Security)	New Exercise Price (C $/Security)	Length of Original Option Term Remaining at Date of Repricing or Amendment

Andrew F. B. Milligan	Oct 21-97	500,000	$0.68	$1.75/ $1.69(1)	$0.68	2¼ years/ 3¼ years(1)

James A. Currie	Oct 21-97	400,000	$0.68	$1.06/ $0.80(2)	$0.68	4½ years(2)

Bobbi-Jo (B.J.) Gordon	Oct 21-97	150,000	$0.68	$1.08	$0.68	4¼ years

Glenn H Friesen	Oct 21-97	35,000	$0.68	$0.95	$0.68	4½ years

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

Compensation of Directors

The Company pays outside directors a fee of C$650 for each meeting attended, in person or by telephone and an additional C$350 for outside directors who chair committee or board meetings. These fees were waived in 1998. In addition, the directors may be reimbursed for actual expenses incurred by them in connection with attending meetings of the board. Directors are also eligible to receive bonus shares or options to purchase Common Shares of the Company.

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


The change in direction and business of the Company resulting from the disposition of its remaining active mining asset and acquisition of Stockscape will require a re-evaluation of the Company's compensation arrangements and the basis for them. It is expected that a newly constituted Compensation Committee will review such matters following the Company's upcoming Annual General Meeting.


Management Agreements and Termination of Employment and Change-In-Control Arrangements

  The services of Andrew F. B. Milligan, a director, President and Chief Executive Officer of the Company, are provided to the Company pursuant to a Consultant/Management Agreement with Glencoe Management Ltd. dated December 1, 1991, and amended on December 19, 1992, June 29, 1994, June 1, 1995 and May 20, 1998. Mr. Milligan is the principal shareholder of Glencoe Management Ltd. The agreement includes provisions by which Mr. Milligan is entitled to receive an amount equal to three years´ management fees, and to participate in all employee insurance and benefit plans in place for a period of up to three years if the Company should terminate the agreement or the employment of Mr. Milligan without cause. In order to facilitate the reorganization contemplated herein, Mr. Milligan has agreed that in the event the reorganization receives all required approvals, effective June 1, 1999, Glencoe Management Ltd. will accept a 44.4% reduction in salary and the substitution of a 3 year fixed term employment contract in lieu of the three year severance provisions of the current Consultant/Management Agreement. As consideration, for relinquishing these benefits, Glencoe Management Ltd. will be granted warrants to purchase 400,000 Common Shares of the Company on a post-consolidation basis at a price of C$0.50, in addition to any other options to which Mr. Milligan may be entitled in his continuing capacity as a director and officer of the Company.

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

  Until February 1, 1998, the services of Bobbi-Jo (B.J.) Gordon, who was Vice-President, Finance and Chief Financial Officer of the Company since February 1, 1997, were provided to the Company pursuant to an Employment Agreement dated February 1, 1997. This agreement included provisions by which Ms. Gordon was entitled to receive an amount equal to one years salary, and was also entitled to participate in all employee health, insurance and benefit plans in place for a one year period should the Company terminate the agreement or her employment without cause. The Company and Ms. Gordon entered into an agreement on January 31, 1998 under which a total of C$100,948 was paid and an additional C$28,523 was settled by way of issuance of 150,517 Common Shares on May 4, 1998. Ms. Gordon's stock option expired on March 3, 1998.

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

Board Compensation Committee Report on Executive Compensation

The Registrant's compensation program for its executive officers is administered and reviewed by the Compensation Committee (the "Committee") of the Board of Directors. The function of the Compensation Committee is to investigate and recommend to the directors appropriate levels and types of compensation for directors and officers of the Company. In 1995, the Committee used information and a report prepared by outside consultants to assist in determining appropriate executive compensation practices for the most senior executive officers. The report used two groups of Canadian mining companies, using annual revenues and number of employees as measures. The report augmented information by including recent salary surveys carried out for comparable mining companies, and publicly available compensation information for Canadian mining companies.

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

During 1998, there was one meeting held by the Compensation Committee. The Committee reviewed and concluded that the annual salary and benefits for the executive officers remained in line with salaries and benefits offered by comparable companies. The Committee did not recommend any increase in base salaries or benefits or the award of any bonuses for 1998.

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

Comparative Shareholder Return Performance Graph

The graph below (as required by the Regulation) compares the yearly percentage change in the cumulative total shareholder return on the Company´s Common Shares against the cumulative total shareholder return on the TSE Gold & Precious Minerals Sub-Index and TSE 300 Stock Index for the five fiscal years immediately prior to the beginning of the present financial year, assuming a $100 initial investment with all dividends reinvested to the cumulative returns.

Comparison of Five-Year Cumulative
Total Shareholder Return ("CSR") on Common Shares
of the Corporation and The TSE 300 Stock Index

Yearly % Change in CSR

Total Dividends & (End Price - Opening Price)

(for a given period)

Opening Price

*Assumes that the initial value of investment on the Toronto Stock Exchange in the Registrant´s Common Shares and in each of the indices was $100 on commencement of the 5 year period and that all dividends were reinvested.

Data for the above comparison performance graph:

Year	TSE 300 Stock Price Index Values	Gold & Mineral Stock Price Index Value	Cornucopia Closing Price C$
1993	4,321.43	10,698.96	2.55
1994	4,213.61	9,586.36	1.55
1995	4,713.54	10,413.61	1.75
1996	5,927.03	11,302.64	0.97
1997	6,699.44	6,378.87	0.26
1998	6,485.94	5,921.27	0.045

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

Common Stock Beneficially Owned
Name	Number of Shares (1)	Percent of Class

Executive Officers:

Andrew F. B. Milligan, Vancouver, BC, Canada	547,200 (2)	1.32%
Glenn H. Friesen, North Vancouver, BC, Canada	35,000 (3)	<1%

Other Directors

Sargent H. Berner, Vancouver, BC, Canada	110,000 (4)	<1%
Charles J. G. Russell, Guernsey, UK	100,000 (3)	<1%
Stephen R. Sopher, Oakville, ON, Canada	145,000 (4)	<1%
David R. Williamson, London, England	100,000 (3)	<1%

Directors of US Subsidiary Companies

James A. Currie, Abbotsford, BC, Canada	400,000 (3)	<1%

All directors and executive officers as group (6 persons)	1,437,200(5)	3.46%

  Based upon information furnished to the Registrant by individual directors. Unless otherwise indicated, such shares are held directly.

  Includes 500,000 shares issuable upon exercise of a currently exercisable incentive stock option.

  Represents shares issuable upon exercise of a currently exercisable incentive stock option.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The services of Andrew F. B. Milligan, a director, President and Chief Executive Officer of the Registrant, are provided to the Company pursuant to a Consultant/Management Agreement with Glencoe Management Ltd. dated December 1, 1991, and as amended on December 19, 1992, June 29, 1994, June 1, 1995 and May 20, 1998. Mr. Milligan is the principal shareholder of Glencoe Management Ltd. which receives management fees from the Company. See Item 11: "Executive Compensation", "Summary of Executive Compensation."

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

Sargent H. Berner, a director of the Company, is a partner in the Vancouver law firm of DuMoulin Black, which received fees for legal services provided to the Company for the year ended December 31, 1998 of $60,570; ($155,758 - 1997 fiscal year; $74,217 - 1996 fiscal year).

David S. Jennings, a former director of the Registrant, is the principal shareholder of 7557 Management Group Ltd. ("7557"), a management company which received fees for providing the services of Dr. Jennings. During the periods ended December 31, 1998, and 1997, no management fees were paid ($11,005 - 1996) to 7557 for services provided to the Company.

David R. Williamson, a director of the Registrant, is the principle owner of David Williamson Associates Limited ("DWA"), which received fees for services of Mr. Williamson. During the period ended December 31, 1998, consulting fees of $1,445 ($2,431- 1997 fiscal year; $954 - 1996 fiscal year) were paid to DWA for services provided to the Company.

CORNUCOPIA RESOURCES LTD.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  Financial Statements

The Consolidated Financial Statements of the Company are included in Part II, Item 8 of this Form 10-K.

2. Not applicable
3.	A.)	Exhibits	Page(s)
		* Incorporated herein by reference to the corresponding exhibit filed with the Registrant´s original Form 10 dated April 29, 1988.
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

	4.3

Stock Incentive Plan as amended and approved by the Registrant shareholders on May 27, 1993 and further amended by the directors on January 5, 1994, May 15, 1995, September 18, 1995 and January 4, 1996. Directors´ and Employees´ Share Option Program. Incorporated herein by reference to Exhibit 4.2 to the Registrant´s Form S-8 (Reg. No. 33-25974) and the most recent amendment received approval from the Registrant shareholders at the Company's Annual General Meeting on June 20, 1996. Incorporated herein by reference to Exhibit 4.3 of the Registrant's Form 10-K for year ended December 31, 1996.

	10.1

Venture Agreement between Newmont Exploration Limited and Touchstone Resources Company dated June 23, 1992. Incorporated by reference to Exhibit 19.1 of the Registrant´s Form 6-K dated June 30, 1992 and amended on July 6, 1996.

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

A.) Exhibits (cont'd)
		Page(s)
10.7

Venture Agreement between Touchstone Resources Company and Great Basin Gold Inc. dated August 13, 1997. Incorporated by reference to Exhibit 20.2 of the Registrant's Form 10-Q for quarter ended September 30, 1997.

10.8	Great Basin Gold Ltd. Purchase and Sale Agreement, dated March 2, 1999.	59-93

10.9	Share Purchase and Sale Agreement among Cornucopia Resources Inc. and Cornucopia Resources Ltd. and Vista Gold Holdings Inc. and Vista Gold Corp.	94-133

11.1	Statement Regarding Computation of Per Share Earnings.	134

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

20.8	News release dated March 2, 1999. Incorporated hereby by reference to an exhibit filed with the Registrant's Form 8-K dated March 11, 1999.

22.1	Subsidiaries of the Registrant. The subsidiary companies of the Registrant are described in Item 1 - "Business Development of this Form 10-K.	4

23.1	Consent of KPMG LLP dated April 12, 1999.	134

99	Undertaking with respect to Form S-8 under the Securities Act of 1993.	136

B.) Reports on Form 8K

During 1998, and as of May 7, 1999, the Registrant has filed reports on Form 8-K on the following dates:

Date	Summary
February 12, 1998

News release announcing the resignation of Executive Vice President and Chief Operating Officer and Vice-President, Finance and Chief Financial Officer of the Registrant, appointment of Corporate Controller as Chief Financial Officer and distribution under the Registrant's Stock Bonus Plan..

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

March 11, 1999

Company announces a major reorganization involving the disposition of the Ivanhoe Joint Venture Interest, a consolidation, the acquisition of Stockscape Technologies Ltd., a name change and new composition of Board of Directors.

D.) During 1998 and the first quarter 1999, the Registrant filed four reports on Form 10-Q for the periods: March 31, 1998, June 30, 1998, September 30, 1998 and March 31, 1999.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNUCOPIA RESOURCES LTD.

Date:	June 10, 1999	/s/	Andrew F. B. Milligan
Andrew F. B. Milligan
President & Chief Executive Officer
Director

Date:	June 10, 1999	/s/	Glenn H. Friesen
Glenn H. Friesen
Vice President, Finance and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	June 10, 1999	/s/	Sargent H. Berner
Sargent H. Berner
Director

Date:	June 10, 1999	/s/	Charles J. G. Russell
Charles J. G. Russell
Director

Date:	June 10, 1999	/s/	Stephen R. Sopher
Stephen R. Sopher
Director