Form 10-K405/A
STOCKSCAPECOM TECHNOLOGIES INC
filed 1999-08-16
CIK 832342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 2

FORM 10-K405/A

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

OR

" TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-16778

Stockscape.com Technologies Inc.

(formerly "Cornucopia Resources Ltd.")

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

Title of class

Common Shares, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant´s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ✓

The aggregate market value of the voting and non- voting common equity held by non-affiliates of the registrant based on the closing sale price of the registrant´s common shares on the Nasd OTC Bulletin Board of $0.105 on May 7, 1999, was approximately $4,367,143. As of May 7, 1999, there were 41,591,834 common shares issued and outstanding.

Documents incorporated by reference: The following documents filed with the Commission by the registrant are incorporated by reference in this Form 10-K: Current Report on Form 8-K, dated March 11, 1999, and Definitive Proxy Materials, filed as Schedule 14a, dated June 10, 1999.

This Amendment No. 2 to Form 10-K405 for the period ended December 31, 1998 is filed in connection with comments received from the Securities and Exchange Commission. Revision is made in this amendment to note 2 (a) to the Consolidated Financial Statements. A name change, effective July 9, 1999, has been reflected in this report on the cover and signature pages only, whereby the new name Stockscape.com Technologies replaces the former name, Cornucopia Resources Ltd.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company as at December 31, 1998, and the reports of independent Chartered Accountants are included in this report as follows:

Page

(i) Report of Independent Chartered Accountants for the years ended December 31, 1996,

December 31, 1997, and December 31, 1998 including comments by Auditors for U.S. readers on Canada- U.S. reporting differences, dated April 1, 1999. 3

(ii) Consolidated Balance Sheets as at December 31, 1997, and December 31, 1998. 4

(iii) Consolidated Statements of Loss and Deficit for the years ended December 31, 1996,

December 31, 1997, and December 31, 1998. 5

(iv) Consolidated Statements of Changes in Financial Position for the years ended December 31, 1996,

December 31, 1997, and December 31, 1998. 6

(v) Notes to the Consolidated Financial Statements for the years ended December 31, 1996,

December 31, 1997, and December 31, 1998. 7 - 18

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

/S/ "KPMG LLP"

Chartered Accountants

Vancouver, Canada

April 1, 1999

Comments by Auditor for U.S. readers on Canada-U.S. Reporting Difference

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the consolidated financial statements are affected by conditions and events that cast substantial doubt on the company´s ability to continue as a going concern, such as those described in note 1 to the consolidated financial statements. Our report to the shareholders, dated April 1, 1999, is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors´ report when these are adequately disclosed in the financial statements.

/S/ "KPMG LLP"

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

/S/ Andrew F.B. Milligan

Andrew F. B. Milligan, Director

/S/ Sargent H. Berner

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
(includes funds in escrow)

Cornucopia Resources Ltd.

Notes to the Consolidated Financial Statements

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

The Company´s principal mineral property, the Ivanhoe Property, is currently being explored by Great Basin Gold Ltd. (Great Basin) under a Venture Agreement . The Company faces dilution under the Venture Agreement unless it participates in future exploration programs conducted by Great Basin. The financial position of the Company would not allow participation in such exploration programs without undertaking some form of financing. At December 31, 1998, the Company had working capital of $284,001 (1997 - deficit of $13,970,445). The Company has very limited ability to access capital markets because of market conditions generally in financing resource related business activities as well as the depressed price of the Company´s Common Shares.

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

  Significant Accounting Policies

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

The Company consolidated its investment in Carlin Resources up to September 20, 1996. At that date the Company´s interest in Carlin Resources decreased to 38% and the equity method applied until April 30, 1997, and due to further disposition of Carlin Resources shares the application of the cost method thereafter. During the year ended December 31, 1998, the Company divested all of the remaining shares of Carlin Resources.

R

The Company´s 25% interest in the Ivanhoe joint venture (note 4(a)) has been accounted for by the proportionate consolidation method until January 1, 1997 and the cost method thereafter. For the 1996 year end, product sales and production costs represent the Company´s proportionate share of the Ivanhoe joint venture operations. All significant intercompany accounts and transactions have been eliminated upon consolidation.

/R

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

2. Significant Accounting Policies (cont´d)

  Investment

Investment is carried at the lowest cost or quoted market value

(d) Mineral Properties And Deferred Explorations Costs

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

Where the Company enters into agreements for the acquisitions of interest in mining properties which provide for periodic payments, such amounts unpaid are not recorded as a liability since they are payable entirely at the Company´s discretion. Such payments, when made are recorded as a cost of the property to which they relate. If unpaid, such non-payment will result in the write-off of the related investment in mining properties.

Exploration costs incurred during the search for new ore bodies are deferred and will be charged to future operations on a unit-of- production basis following commencement of production. If the property is abandoned or sold or there is an impairment in value, the exploration costs will be charged to operations.

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

(i) Comparative Figures

Where necessary, prior year figures have been reclassified to conform with the current period´s presentation.

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

2. Significant Accounting Policies (cont´d)

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

4. Mineral Properties And Deferred Explorations Costs
Exploration Properties	Acquisition Costs $	Deferred Expenses $	December 31, 1998 $	December 31, 1997 $

Ivanhoe Property (a)	1	1,874,891	1,874,892	1,874,892
Mineral Ridge Mine (b)	--	--	--	14,835,922
Other Properties	4	--	4	4

	$5	$1,874,891	$1,874,896	$16,710,818

(a) Ivanhoe Property

At December 31, 1998, the Company´s principal and only active mining asset is its interest in the Ivanhoe Property (note 12) in Nevada´s Carlin Trend. The Company holds a 25% interest in the Ivanhoe Property in Nevada where mining of the Hollister deposit ceased in May 1992, and reclamation activities continued thereafter.

Newmont Exploration Limited ("Newmont") the former joint venture partner, conducts all reclamation, which consisted primarily of rinsing the heaps, monitoring the site, constructing extensive diversion ditches and re- shaping waste stock piles. Newmont submitted a formal reclamation and closure plan to the State of Nevada, Bureau of Land Management (the "BLM") in March 1997, and began a more extensive program. The budget for the complete reclamation plan through to December 2004, is estimated to be $5,900,000.

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

4. Mineral Properties And Deferred Explorations Costs (cont´d)

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

On October 21, 1998, Vista Gold Corp. ("Vista Gold") of Denver, Colorado purchased all of the shares of Cornucopia´s wholly-owned subsidiary Mineral Ridge Resources Inc. ("Mineral Ridge") which holds and operates the Mineral Ridge Gold Mine in Esmeralda County, Nevada. As consideration, the Company received 1,562,500 common shares of Vista valued at $250,000 and in connection with the transaction, Vista subscribed to a private placement of 2,777,777 Common Shares of Cornucopia valued at $250,000. As at December 31, 1998, the Company wrote down its investment to market value, being $234,305.

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

5. Mine Debt Financing Facility (cont´d)

The Mine Debt Financing Facility contemplated that the Company´s 100% share holdings in Touchstone Resources Company be pledged as security for the Company´s indebtedness. The facility also provided for guarantees by the parent company, Cornucopia Resources Ltd.

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

6. Share Capital (cont´d)

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

The following table summarizes the options granted under the Plan, and outside of the Plan, to directors and employees of the Company for the purchase of Common Shares at various exercise prices. Stock options are granted at exercise prices based on the closing market price of the Company´s shares on the day before the grant.
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

On September 10, 1998, the Board of Directors resolved that an aggregate of 1,415,000 new stock options, of which 50,000 have been subsequently canceled, be granted to directors and employees of the Company to reflect the current market price of the Company´s shares, at an exercise price of C$0.15 per share expiring September 9, 2003, and that the new options would be granted outside of the Plan. The Company received notice from the Toronto Stock Exchange that the options were not approved until such time that the Company received a favorable disinterested vote of the shareholders at the upcoming Annual and Extraordinary General Meeting.

A summary of the Company´s outstanding stock option transactions as at year ended December 31, is as follows:
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

  Share Capital (cont´d)

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

  Under United States accounting principles the value attributable to the Common Shares issued for services and non-cash transactions would be excluded from operating, financing, and investing activities in the consolidated statement of changes in financial position and reported separately. The value attributed to the shares received on the sale of the Company´s subsidiary would also be excluded.

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

  Under United States accounting principles, the Company´s interest in the Ivanhoe joint venture (note 4 (a)) would be accounted for by the equity method. If applied, this difference would not impact the reported earnings or shareholders´ equity.

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

  (cont´d)

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

The effect of the difference between accounting principals generally accepted in Canada and the United States on the statement of operations is summarized as follows:

		December 31,
	1998	1997	1996
Loss for the period under Canadian GAAP	$(707,607)	$(18,464,625)	$(2,610,635)
Adjustment for writedown of Ivanhoe Property under SFAS No.121			(1,874,891)
Adjustment for writedown of mineral property (note 7(c))	--	(900,000)	--
Adjustment for sale of Mineral Ridge Mine (note 7(c))	900,000	--	--
Net income (loss) for the period, under U.S. GAAP	$192,393	$(19,364,625)	$(4,485,526)
Net income (loss) per share,under U.S. GAAP	$0.00	$(0.52)	($0.15)

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

(b) Provision for Site Restoration

The budget for the complete reclamation and closure plan for the Hollister Mine on the Ivanhoe Property through to December 2004, is estimated by Newmont to be $5,900,000 (note 4(a)). Of the $5,900,000, $465,000 of the reclamation liability exists for the Company, which has not been recorded in the accounts of the Company. However, the joint venture agreement with Great Basin provides for Great Basin to make payments on Touchstone´s behalf.

10. Commitments And Contingencies (cont´d)

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

(e) Year 2000

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effect of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity´s ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers or other third parties, will be fully resolved.

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

12. Subsequent Events

Subsequent to year end, the Company announced that it had entered into arrangements with arm´s length parties which will result in a substantial reorganization of the Company and its business. The reorganization, which is subject to requisite regulatory and shareholder approvals, will involve: the sale of the Company´s primary asset, its joint venture interest in the Ivanhoe Property in the State of Nevada, a consolidation of its authorized and issued Common Share capital, the acquisition of a new business, and a change of name and restructuring of the Board of Directors of the Company.

The costs associated with the Company´s 25% interest in the Ivanhoe Joint Venture have been carried by Great Basin. In the absence of funds to maintain this position in the future, however, the Company´s interest would have been subject to progressive dilution. The likelihood of the Company funding its share of the substantial costs associated with the anticipated drilling program at Ivanhoe was assessed to be remote. The Company has therefore made the decision to exchange its direct interest in the Ivanhoe Property for a significant equity interest in Great Basin.

As a first step in the reorganization, the Company entered into an agreement with Great Basin, its joint venture partner, pursuant to which the Company´s interest in the Ivanhoe Property will be sold in exchange for 2,750,000 common shares at a deemed price of C$1.25 per share and 250,000 warrants of Great Basin, exercisable to purchase an additional 250,000 shares at C$2.00 per share for one year. Resale of the shares issued in consideration for the Company´s interest will be restricted, by agreement, for a period of twelve months. The Company has agreed to a voting trust in favour of Great Basin management for a period of two years and will be given representation on the board of directors of Great Basin. As well, the Company will have the right to participate in future financings of Great Basin in order to maintain its equity interest. In addition to the regulatory and shareholder approvals, completion of the purchase and sale is subject to satisfactory due diligence review.

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

Further conditions precedent to the acquisition are a consolidation of the Company´s Common Share capital on the basis of ten old for one new, a change of name of the Company, restructuring of the Board of Directors and commitments for a financing of up to 4,000,000 units of the Company to be completed contemporaneously with the acquisition.

The 4,000,000 unit financing will be done on a post- consolidation basis at C$0.50 per unit to raise maximum proceeds of C$2,000,000. Each unit will consist of one Common Share and two share purchase warrants. One share purchase warrant will be exercisable in the first year to acquire one additional Common Share in the capital of the Company at C$0.65. The second warrant will be exercisable for a period of two years to acquire one additional Common Share at C$0.95. The warrants will have forced conversion features.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKSCAPE.COM TECHNOLOGIES INC.
( Formerly Cornucopia Resources Ltd. )

Date:	August 10, 1999	/s/ Andrew F. B. Milligan
Andrew F. B. Milligan
President & Chief Executive Officer
Director

Date:	August 10, 1999	/s/ John J. Brown
John J. Brown
Chief Financial Officer
Director