Form 10-Q
period 1999-08-16
STOCKSCAPECOM TECHNOLOGIES INC
filed 1999-08-17
CIK 832342

United States

Securities And Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant To Section 13 or 15 (d)

Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 1999.

OR

[ ] Transition Report Pursuant To Section 13 or 15 (d)

Of The Securities Exchange Act Of 1934

For the transition period from __________________to_________________

Commission file number 0-16778

Stockscape.com Technologies Inc.

Exact name of registrant as specified in its charter

British Columbia, Canada N/A

State or other jurisdiction of incorporation or organization I.R.S. Employer Identification No.

Suite 540 - The Marine Building, 355 Burrard Street, Vancouver, BC V6C 2G8

Address of principle executive offices

Registrants telephone number, including area code: (604) 687-0619

________________________Cornucopia Resources Ltd. ___________________________

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceedings 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes 3 No __

Applicable Only To Issuers Involved In Bankruptcy

Proceedings During The Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes __ No __

Applicable only to Corporate Issuers:

As of August 13, 1999, there were 18,159,183 common shares outstanding.

Stockscape.com Technologies Inc.

(formerly Cornucopia Resources Ltd.)

Table Of Contents
Part I	Financial Information	Page
Item 1	Financial Statements	3
	Consolidated Balance Sheets as at June 30, 1999, and December 31, 1998	4
	Consolidated Statements of Loss and Deficit for the six months ended June 30, 1999, and June 30, 1998	5
	Consolidated Statements of Changes in Financial Position for the six months ended June 30, 1999, and June 30, 1998	6 - 9
	Notes to Consolidated Financial Statements	10 -12
	Management´s Discussion and Analysis of Financial Condition and Results of Operations	13
Part II	Other Information	13
Item 1	Legal Proceedings	13
Item 2	Changes In Securities and Use of Proceeds	13
Item 3	Defaults Upon Senior Securities	13
Item 4	Submission of Matters to a Vote of Security Holders	13
Item 5	Other Information	14
Item 6	Exhibits And Reports On Form 8-K	N/A

Signatures
Exhibit Index

GENERAL

All references, up to July 8, 1999, to number of common shares and per share amounts in this Form 10-Q reflect the subdivision of the Company´s common shares ("Common Shares") on a two-for-one basis on July 7, 1987. All references, after July 9, 1999, to number of common shares and per share amounts in this Form 10-Q reflect the consolidation of the Company´s common shares ("Common Shares") on a one-for-ten basis.

The information set forth in this form is as of June 30, 1999, except where an earlier or later date is indicated, and all information included in this document should only be considered correct as of such date, except as otherwise stated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward- looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements express or implied by such forward-looking statements. Such factors include, among others, results of merger or sale of assets, mineral property exploration and development costs and results, reclamation obligations, fluctuation of gold prices, competition, uninsured risks, capitalization and commercial viability and requirements for obtaining bonds, permits and licenses.

Cornucopia Resources Ltd..
Consolidated Balance Sheets
(Prepared by management without audit) (Stated in United States Dollars)
	June 30,	December 31,
	1999	1998
Assets
Current Assets
Cash and cash equivalents	25,149	103,949
Accounts receivable	11,044	25,844
Prepaid expenses and deposits	10,029	21,180
Investment	155,548	234,305
	201,770	385,278
Investment	2,021,250	-
Capital Assets	-	11,701
Mineral properties and deferred exploration costs	1	1,874,895
Total Assets	2,223,021	2,271,874
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	346,158	101,277
Total Liabilities	346,158	101,277

Shareholders´ Equity
Share Capital
Issued and outstanding common shares	38,119,366	38,119,366
June 30, 1999 - 41,591,834, December 31, 1998 - 41,591,834
Deficit	(36,242,503)	(35,948,769)
Total Shareholders´ Equity	1,876,863	2,170,597
Total Liabilities and Shareholders´ Equity	2,223,021	2,271,874

See accompanying notes to financial statements.

Cornucopia Resources Ltd..
Consolidated Statements of Loss and Deficit
(Prepared by management without audit)
(Stated in United States Dollars)

	3 months	3 months	6 months	6 months
	June 30	June 30	June 30	June 30
	1999	1998	1999	1998
Revenues
Interest and other income	868	1,547	6,692	3,856
	868	1,547	6,692	3,856
Expenses
General and administrative expenses	308,584	200,874	460,215	656,299
(Gain) on disposal of investments	(13,435)	-	(13,435)	-
(Gain) on sale of subsidiary	(146,357)	-	(146,357)	-
Abandonment and write down of mineral properties	3	-	3	-
	148,795	200,874	300,426	656,299
Loss before income taxes	(147,927)	(199,327)	(293,734)	(652,443)
Income tax recovery	-	-	-	-
Net Loss for the period	(147,927)	(199,327)	(293,734)	(652,443)

Deficit, beginning of the period	36,094,576	35,694,278	35,948,769	35,241,162
Net loss for the period	147,927	199,327	293,734	652,443
Deficit, end of the period	36,242,503	35,893,605	36,242,503	35,893,605

Loss per Share	(.01)	(0.01)	(.01)	(0.02)

Weighted Average Common Shares Outstanding	41,591,834	38,814,057	41,591,834	38,761,313

See accompanying notes to financial statement

Cornucopia Resources Ltd..
Consolidated Statement of Changes in Financial Position
(Prepared by management without audit)
(Stated in United States Dollars)

	3 months	3 months	6 months	6 months
	June 30	June 30	June 30	June 30
	1999	1998	1999	1998
Cash Provided By (Used in)
Operations
Net loss for the period	(147,927)	(199,328)	(293,734)	(652,443)
Items not involving cash;
Amortization	3,391	41,587	11,701	79,460
Gain on disposal of investments	(13,435)	-	(13,435)	-
Gain on sale of subsidiary	(146,357)	-	(146,357)	-
Abandonment and write down of resource assets	3	-	3	-
	(304,325)	(157,741)	(441,822)	(572,983)
Net change in non-cash working capital items	195,992	459,672	270,832	126,152
	(108,333)	301,931	(170,990)	(446,831)
Proceeds on disposal of investments	92,190	-	92,190	-
Mineral properties	-	(302,324)	-	(379,856)
	92,190	(302,324)	92,190	(379,856)
Financing
Capital lease obligations	-	(14,148)	-	(28,305)
Long term debt	-	(13,518)	-	-
Issue of common shares for debt	-	28,523	-	28,523
	-	857	-	218
Increase (Decrease) in Cash	(16,143)	464	(78,800)	(826,469)
Cash and Equivalents, beginning of the period	41,292	169,799	103,949	996,732
Cash and Equivalents, end of the period	25,149	170,263	25,149	170,263

See accompanying notes to financial statements.

Cornucopia Resources Ltd..

Notes to Consolidated Financial Statements

(Prepared by management without audit)

(Stated in United States Dollars)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated balance sheet and interim consolidated statements of earnings and changes in financial position contain all adjustments, comprising only those of a normal recurring nature, necessary to present fairly the financial position of Cornucopia Resources Ltd. as of June 30, 1999, and the results of its operations and changes in its financial position for the six months ended June 30, 1999, and 1998. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year.

The accompanying consolidated financial statements for the six months ended June 30, 1999, are prepared on the basis of accounting principles generally accepted in Canada. Any differences to accounting principles generally accepted in the United States of America are explained in note 6.

Subsequent to quarter-end, on July 9, 1999, a name change from Cornucopia Resources Ltd to Stockscape.com Technologies Inc. became effective.

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

All significant intercompany accounts and transactions have been eliminated upon consolidation.

The Company´s functional and reporting currency is the United States dollar. Monetary assets and liabilities stated in Canadian dollars are translated at the exchange rate in effect at the balance sheet date and non- monetary assets and liabilities at the rate in effect on the dates of the related transactions. Revenues and expenses are translated at rates approximating exchange rates in effect at the time of the transactions. Gains or losses arising on conversion of foreign currency transactions are included in income in the period they occur.

2. Corporate Reorganization

(a) Disposition of Ivanhoe Joint Venture Interest

The Company has completed the sale of its wholly-owned subsidiary, Touchstone Resources Company, ("Touchstone") to Great Basin Gold Ltd., its joint venture partner in the Ivanhoe Property, in exchange for 2,750,000 common shares (the "Great Basin Shares") at a price of C$1.25 per share (total C$3,437,500) and 250,000 share purchase warrants of Great Basin. The share purchase warrants will entitle the Company to purchase additional shares of Great Basin at $2.00 per share for one year. Touchstone holds the Company´s 25% joint venture interest in the Ivanhoe Property, which is its only asset, and is party to a joint venture agreement dated August 13, 1997 with Great Basin Gold Inc., a subsidiary of Great Basin Gold Ltd. of Vancouver, British Columbia. The closing market price of Great Basin´s shares on the Vancouver Stock Exchange on June 30, 1999 was $0.98 and a 25% discount was taken off the value in recording the shares because of restrictions on resale and voting rights. Because the Company´s interest in the Ivanhoe venture is its sole remaining active mining asset, the sale of that asset represents a major change in the status of the Company as a mining entity and a sale of substantially all of the Company´s undertaking. Such a sale required special approval of the shareholders of the Company, which was passed at the Annual and Extraordinary General Meeting held on June 30, 1999. Since August 1997, the Ivanhoe Property, has been explored by Great Basin under a Venture Agreement. The Company elected to sell the interest in the property as the Company faced dilution under the Venture Agreement unless it participated in future exploration programs conducted by Great Basin. and to release the Company from any past and future cash calls for Ivanhoe reclamation.

Material terms of the sale agreement are as follows:

  Resale of the Great Basin Shares and any shares issued upon exercise of the share purchase warrants issued in consideration ("Warrant Shares") are restricted for a period of six months (the "Prohibition Period").

  Cornucopia Resources Ltd..

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

  Notwithstanding the foregoing, the Company is entitled to sell up to 100,000 Great Basin Shares in any 30 calendar day period provided that it first gives to Great Basin the right to cause such Shares to be acquired by a person designated by Great Basin at a price at least equal to the five day average closing price of Great Basin´s Shares on the five trading days before it received such notice, less a 10% discount. If Great Basin does not exercise that right, the Company is free to sell up to 100,000 Great Basin Shares by private sale or on the market for a period of 45 days.

  Under the terms of the agreement, Great Basin has an assignable right to purchase any shares in Great Basin in excess of 2,000,000 (fully-diluted) held from time to time by the Company at a price based on the 5 day average closing price of Great Basin´s Shares, plus 10%, subject to a minimum price of C$1.00 per share. The agreement provides for adjustments to the price in the event that the five day average closing price post-sale is more than a specified percentage of the price paid.

  The Company has agreed to a voting trust in favour of Great Basin management for a period of two years and will be given representation on the board of directors of Great Basin.

  The Company will have the right to participate in future financings of Great Basin in order to maintain its equity interest if so desired.

  Acquisition of Stockscape

The Company has completed, on July 9, 1999, the acquisition of a British Columbia company, Stockscape Technologies Ltd. ("Stockscape") which is a privately-owned Internet investment research provider.

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

Concurrent with the acquisition of Stockscape was the completion of a financing of C$2,000,000 representing 4,000,000 units (the "Units"), each Unit consisting of one post-consolidation Common Share and two share purchase warrants of the Company.

(c ) Consolidation and Name Change

As part of the reorganization shareholders passed a special resolution approving:

  The consolidation of the Company´s authorized and issued Common Share capital from two hundred million (200,000,000) Common Shares to twenty (20,000,000) Common Shares, (i.e.) one (1) new Common Share for ten (10) pre-consolidation Common Shares without par value;

  An increase in the Company´s authorized Common Share capital to its pre-consolidation level of two hundred million (200,000,000) Common Shares without par value; and

  A change of the Company´s name to "Stockscape.com Technologies Inc."

Cornucopia Resources Ltd..

Notes to Consolidated Financial Statements

(Prepared by management without audit)

(Stated in United States Dollars)

3 Capital Assets
	June 30, 1999			December 31, 1998
Capital Assets	Cost $	Accumulated Depreciation $	Net Book Value $	Net Book Value $

Buildings, leasehold improvements	12,088	12,088	-	2,151
Furniture, fixtures, and office equipment	212,163	212,163	-	9,550

	$224,251	224,251	-	$11,701

4. Mineral Properties and deferred exploration costs
Mineral Properties & Deferred Exploration Costs	Acquisition costs $	Deferred Expenses $	June 30, 1999 $	December 31, 1998 $

Ivanhoe Property	-	-	-	1,874,892
Yakobi Island and other properties	1	-	1	3

	$1	-	$1	$1,874,895

Ivanhoe Property

The Company held a 25% interest in the Ivanhoe Property in Nevada through Touchstone Resources Company. The Ivanhoe Property is approximately 50 miles northeast of Battle Mountain, Nevada and encompasses approximately 9,321 acres. On March 2, 1999, agreement was reached to sell Touchstone Resources Company to Great Basin in exchange for 2,750,000 Great Basin shares and other consideration. On June 30, 1999 shareholder´s voted in favor of the transaction and the sale was completed on June 30, 1999 (note 2).

5 Share Capital

(a) Shares Authorized, Issued and Outstanding

Authorized:

100,000,000 preferred shares without par value, with rights to be determined upon issue.

200,000,000 Common Shares authorized, without par value.

Issued and outstanding:	Number of Shares	Average Price per Share $	Value of Share Capital $
Balance, January 1, 1998	38,556,040		$37,829,307
- issued for services February 6, 1998	107,500	0.200	21,500
- issued for services May 4, 1998	150,517	0.123	18,559
- issued for cash October 23, 1998	2,777,777	0.090	250,000
Balance, December 31, 1998	41,591,834		38,119,366

Balance, June 30, 1999	41,591,834		$38,119,366

(b) Grant of Options

On June 30, 1999, there were an aggregate of 2,610,000 stock options outstanding, under the Company´s Stock Option Plan (the "Plan") and outside of the Plan, granted to directors, officers and employees of the Company (December 31, 1998; 3,160,000).

Cornucopia Resources Ltd..

Notes to Consolidated Financial Statements

(Prepared by management without audit)

(Stated in United States Dollars)

The following table summarizes the options granted under the Plan, and outside of the Plan, to directors and employees of the Company for the purchase of Common Shares at various exercise prices.

Options Granted			Options Outstanding	(1) Options Outstanding	Number of Options
Year Granted	Exercise Price (C $)	Expiry Date	Inside the Stock Option Plan	Outside the Stock Option Plan	Outstanding Total

1995	$ 0.68	January 4, 2000	140,000		140,000

1996	$ 0.68	January 4, 2001	733,000		733,000

1997	$ 0.68	February 2, 2002	12,000		12,000
	0.68	February 27, 2002	150,000		150,000
	0.68	May 20, 2002	35,000		35,000
	0.68	June 19, 2002	250,000		250,000

1998	$0.26	January 4, 2003	50,000		50,000
	0.15	November 17, 2003	100,000		100,000
	0.15	September 9, 2003		1,140,000	1,140,000

			1,470,000	1,140,000	2,610,000

At the June 30, 1999 Annual and Extraordinary meeting of Cornucopia shareholders passed an ordinary resolution to ratify and approve the adoption of a new Stock Incentive Plan to replace the previous Stock Incentive Plan. On July 9, 1999, at the time of the closing of the Stockscape acquisition and pursuant to the new Stock Incentive Plan a total of 750,000 stock options were granted to directors, officers and former directors of the Company and a further 540,000 incentive stock options were granted to employees of the Company, for the purchase of post-consolidation shares of the Company at C$0.50 per share.

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

(b) Under United States accounting principles, Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", requires that stock-based compensation be accounted for based on a fair value methodology. As permitted by the statement, the Company has elected to continue measuring compensation costs using the intrinsic value based method of accounting. Under this method, compensation is the excess, if any, of the quoted market value of the stock at the measurement date of the grant over the amount an optionee must pay to acquire the stock. As the exercise price of the options approximate market value at date of grant, the Company has determined that there is no material difference to United States accounting principles.

7. Related Party Transactions

Related party transactions not disclosed elsewhere are as follows:

(a) The Company incurred fees of $36,654 in the second quarter ended June 30, 1999, (1998 - $31,593) to Glencoe Management Ltd., a company controlled by an officer and director, in return for consulting services.

(b) The Company incurred legal fees of $46,810 in the second quarter ended June 30 1999, (1998 - $12,813) to DuMoulin Black, a firm in which a director of the Company is a partner.

ITEM 2: MANAGEMENT´S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report constitute "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements express or implied by such forward-looking statements. Such factors include, among others, results of merger or sale of assets, mineral property exploration and development costs and results, reclamation obligations, fluctuation of gold prices, competition, uninsured risks, capitalization, commercial viability and requirements for obtaining bonds, permits and licenses.

The following discussion of the financial position of the Company and results of operations for the three months and six months ended June 30, 1999, and June 30, 1998, should be read in conjunction with the Consolidated Financial Statements and the related Notes.

These statements were prepared using accounting principles generally accepted in Canada, which agree in all material respects with accounting principles generally accepted in the United States, except as explained in note 6 to the Company´s Consolidated Financial Statements.

Overview

Since its incorporation the Company´s primary focus has been the exploration, development and mining of precious metal deposits. On June 30, 1999, a major reorganization was completed which has resulted in a change in the Company´s business focus and a restructuring of the Company´s remaining active mining property interest into an investment in Great Basin Gold Ltd. ("Great Basin") common shares, publicly traded on the Vancouver Stock Exchange and the Nasd OTC Bulletin Board.

The Company´s principal and only active mining asset was its interest in the Ivanhoe property in Nevada´s Carlin Trend was held by its wholly-owned subsidiary Touchstone. As part of the reorganization of the Company an agreement completed June 30, 1999, with Great Basin pursuant to which the Company sold to Great Basin, in exchange for 2,750,000 common shares and 250,000 share purchase warrants of Great Basin. At the June 30, 1999 special and annual general meeting shareholders were asked to pass a special resolution approving the sale. This resolution was passed by a majority exceeding 75% of the votes cast on the resolution.

As part of its reorganization the Company completed, on July 9, 1999, the acquisition of Stockscape, a privately-held British Columbia company. As a condition of the Stockscape acquisition the Company was required to consolidate its issued and outstanding Common Shares on a 10-for-1 basis. At the annual general meeting shareholders were asked to pass a special resolution approving the consolidation. This resolution was passed by a majority exceeding 75% of the votes cast on the resolution. Immediately following the name change and share consolidation the Company closed its acquisition of Stockscape Technologies Ltd. ("Stockscape"). The acquisition of Stockscape was accomplished by the issuance of 10,000,000 post-consolidation shares of the Company at a deemed price of C$.50 per share.

Results of Operations

Six Months ended June 30, 1999, compared to the year ended June 30, 1998

Revenues

Revenues from interest and other income were $6,692 in the first six months of 1999 due mainly to interest income in the final settlement of an account receivable originating from a property sale in 1992. Revenues from interest and other income were $3,856 in the first six months of 1998, derived from investment of cash and cash equivalents.

Expenses

General and administrative expenses decreased to $308,584 in the first six months of 1999, from $460,215 in the first six months of 1998. The decrease was due to lower employment costs in the Vancouver, British Columbia office and lower office premises costs partially offset by higher legal costs due to the now completed corporate reorganization

Loss per Common Share

The net loss for the six months ended June 30, 1999, was $273,734 compared to net loss of $652,443 for the six months ended June 30, 1998. The net loss for the second quarter ended June 30, 1999, was $147,927 compared to net loss of $199,327 for the second quarter ended June 30, 1998.

The weighted average number of Common Shares for the first six months ended June 30, 1999, was 41.6 million which results in a loss of $0.01 per share. The weighted average number of Common Shares for the first six months ended June 30, 1998, was 38.8 million resulting in a loss of $0.01 per share.

Liquidity and Capital Resources

Although a working capital deficiency of $144,388 is reported at June 30, 1999, the C$2,000,000 private placement that occurred after the quarter-end, on July 9, 1999, will provide the Company with sufficient working capital for the upcoming eighteen months. This compares to a working capital deficiency of $14,923,065 as at June 30, 1998.

Cash and cash equivalents decreased by a net amount of $78,800 in the six months ended June 30, 1999. Principal uses of cash were to fund operations, primarily general and administrative expenses. These expenditures were financed by drawing down cash balances, a reduction in accounts receivable and an increase in accounts payable. At June 30,1999, the Company has no material commitments for capital expenditures.

To improve liquidity and to avoid dilution of its Ivanhoe Property interest, the Company has completed a major corporate reorganization which includes a proposed financing, as detailed in note 2 of the Consolidated Financial Statements.

Acquisition of Stockscape, Common Share Consolidation and Name Change

The common share consolidation and name change are fundamental to the Company´s reorganization and are conditions precedent to completion of the acquisition by the Company of Stockscape. The consolidation and the consolidation ratio were the subject of negotiation between the Company and Stockscape. Both the consolidation and the ratio were agreed to be necessary steps to improving the Company´s ability to attract and maintain investors. A reduction of the number of outstanding shares may be expected to result in a corresponding increase in market price, which should allow the Company to secure future equity financing on terms more advantageous to existing shareholders. The proposed consolidation will have the effect of reducing the Company´s authorized Common Share capital to 20,000,000. The increase in share capital to the pre-consolidation level of 200,000,000 is necessary, in the opinion of management, for the future capital requirements of the Company.

Mining Related Investments

As a result of the unfavorable market conditions for junior resource issuers in the past twenty-four months the Company has been unable to raise the necessary capital to fund its share of costs to reclaim the previously mined Hollister area of the Ivanhoe property as contemplated under the Purchase Agreement between the Company, Great Basin and Newmont Mining Company, or to enable it to participate in the current drilling program proposed by Great Basin. In those circumstances, the Company faced an inevitable dilution of its 25% interest in the Ivanhoe Property, pursuant to the terms of its agreements with Great Basin. Taking into account the present state of the capital markets for an issuer in the Company´s position, the Board decided that it was in the best interests of the Company to sell its interest in the Ivanhoe Property before suffering material dilution and a further loss of negotiating strength. A sale of the Company´s joint venture interest to Great Basin will result in 100% of the project being held by Great Basin, thereby assisting Great Basin in financing further exploration and development of the property. At the same time, the Company, by virtue of its proposed shareholding in Great Basin, will still be in a position to realize a benefit from any discovery on the project, or any other projects which Great Basin may undertake.

As at June 30, 1999, the Company held 1,037,300 shares, or 1.1% of Vista Gold Corp. and 2,750,000 shares, or 14% of the outstanding 19,811,271 shares of Great Basin.

Year 2000 Computer Risk

The Year 2000 issue has resulted from computer programs coded to accept two digits rather than four to define the applicable year. The effects of the problem, if any, would occur on or about January 1, 2000, and could result in internal system failure in, among other things, local area network, accounting and other administrative functions. Externally, the problem could result in system failure by third party providers or suppliers. It is not possible to be certain that all aspects of the Year 2000 issue which may arise from third party providers and suppliers will be resolved. In early 1998, the Company began assessment of the potential impact of the Year 2000 issue. Internally, the Company uses current or near current versions of software by major developers for office productivity, accounting, internet and database applications. To gain further certainty as to Year 2000 compliance, the Company has purchased upgrades which are currently available or obtained published statements by these software developers assuring that these programs are Year 2000 compliant. Of the software programs currently in use, all have been upgraded as at end of the second quarter of 1999. The cost of obtaining these upgrades was material. As the Company currently is not heavily reliant on software now in use, even a worst case scenario would not significantly impede the conduct of the business of the Company. In the event that the Company acquires other businesses, the software and hardware acquired in connection with those business combinations may be Year 2000 non-compliant.

Cornucopia Resources Ltd..

Part II Other Information

Item 1: Legal Proceedings

None.

Item 2: Changes in Securities and Use of Proceeds

Not applicable.

Item 3 Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

On June 30, 1999, Cornucopia held its Annual and Extraordinary meeting and the shareholders passed resolutions authorizing:
      consolidation of all of Cornucopia´s common shares without par value from 200,000,000 common shares into 20,000,000 common shares, every 10 common shares being consolidated into 1 common share.
      the change of name of Cornucopia Resources Ltd. to Stockscape.com Technologies Inc.
      the sale of Cornucopia´s joint venture interest in the Ivanhoe property in the State of Nevada to Great Basin Gold Ltd. of Vancouver, B.C.
      an ordinary resolution to ratify and approve the adoption of a new Stock Incentive Plan to replace the previous Stock Incentive Plan.

Item 5: Other Information

None.

Item 6 Exhibits and Reports on Form 8-K

a) Exhibits required by Regulation S-K

None.

b) Reports on Form 8K:

The following reports on Form 8-K have been made year-to- date: July 15, 1999, July 9, 1999, May 13, 1999, April 28, 1999, March 11, 1999, and January 21, 1999.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stockscape.com Technologies Inc.

(Registrant)

Date:	August 13, 1999	/s/ John J. Brown John J. Brown Chief Financial Officer

Date:	August 13, 1999	/s/ Andrew F. B. Milligan Andrew F. B. Milligan President & CEO